Form 10KSB
period 1995-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 1995-12-28
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB
(Mark One)
  X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
----- Act of 1934 (Fee Required)

      For the fiscal year ended September 30, 1995

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (No Fee Required)

      For the transition period from __________ to __________

Commission File number 0-15318

                        BALLISTIC RECOVERY SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

          Minnesota                                                41-1372079
          ---------                                                ----------
(State or other jurisdiction of                              (IRS Employer ID Number)
incorporation or organization)

1845 Henry Avenue, South St. Paul, Minnesota                             55075-3541
--------------------------------------------                             ----------
(Address of Principal Executive Offices)                                 (Zip Code)

Issuer's telephone number including area code: (612) 457-7491

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
  X  Yes      No
----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X  .
                               -----

State issuer's revenues for the most recent fiscal year:  $1,137,134.

Based upon the average bid and asked prices of the Registrant's Common Stock, the aggregate market value of the Common Stock held by Non-affiliates of the Registrant as of December 15, 1995 was approximately $846,000.

Number of shares outstanding as of December 15, 1995:   4,454,474.

 Index for exhibits is located on page 27.  This document contains 32 pages.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's Definitive Proxy Statement to be used in connection with the election of directors at the 1996 annual shareholders meeting (the "Proxy Statement") are incorporated by reference into Part III, Items 9-12 as follows:


Part of Form 10-K                                           Portion of Proxy Statement
-----------------                                           --------------------------
1.       Part III, Item 9.                                  1.     Proposal 1: Election
         Directors and Executive                                   of Directors.
         Officers of the Registrant.

2.       Part III, Item 10.                                 2.     Proposal 1: Executive
         Executive Compensation.                                   Compensation.

3.       Part III, Item 11.                                 3.     Common Stock Ownership of
         Security Ownership of                                     Principal Shareholders and
         Certain Beneficial                                        Management.
         Owners and Management.

4.       Part III, Item 12.                                 4.     Certain Relationships and
         Certain Relationships and                                 Related Transactions.
         Related Transactions.

                                     PART I

Item 1.  Description of Business

Ballistic Recovery Systems, Inc. (the "Company") was incorporated in 1980 under the laws of the State of Minnesota.

(a)      General Development of Business

         The Company is engaged in the design, development, manufacturing, marketing and distribution of parachute recovery systems for use with recreational ("Sport Aviation") and general aviation ("GARD") aircraft. In 1993, the Company received Federal Aviation Administration ("FAA") approval of the GARD-150 product for installation on FAA-certified aircraft.

         Following the receipt of FAA approval, it became the intention of the Company to find outside sources for research and development funding in order to continue its efforts towards long-term product development and expansion. In 1994, the Company began work on two contract engineering projects. One of the projects is ongoing and calls for the development of a larger version of the GARD-150 system for use in a new certified general aviation aircraft. The other project was suspended during fiscal year 1995 due to lack of funding. It is the intention of the Company to continue to look for additional contract engineering opportunities.

         Also in 1994, the Company received a Phase I, Small Business Innovation Research grant (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. Phase I was completed during fiscal year 1995 and a Phase II proposal was submitted in June 1995. The Company has received notification that it was selected to negotiate a Phase II contract. The negotiations are ongoing and should be completed by the Company's second quarter of fiscal year 1996. The contract is for a maximum 24 month period and a maximum of $600,000. The Company intends to continue applying for other government funding through the SBIR program as well as other NASA sponsored programs.

(b)      Narrative Description of Business

         PRINCIPAL PRODUCTS:
         The Company's principal product line is ballistically deployed parachute recovery systems. The systems, in an emergency situation, may be activated by the pilot releasing a parachute that is designed to open quickly, slow the decent of the aircraft, and lower it safely to the ground to prevent or reduce human injury and damage to the aircraft.

         Sport Aviation Products:

         These systems are used by unregistered aircraft such as ultralights, hang gliders, paragliders and aircraft registered with the FAA as experimental. The Company manufactures these products and sells them to individuals through dealers who also market and sell the aircraft and related products.

(b)      Narrative Description of Business - (Continued)

         General Aviation Recovery Device (GARD-150):

         In 1985, the Company began developing a parachute recovery system for general aviation aircraft. This system employs similar technology as
         the Company's systems for lighter aircraft.   In May 1993, this system,
         known as the GARD-150, received a Supplemental Type Certificate (STC) from the FAA which allows owners of Cessna 150/152 model aircraft to install the system.

         The Company began marketing the GARD-150 in mid-1993 which resulted in the sale of six systems to date. Although sales of the GARD-150 were soft, the GARD-150 gained media interest. The media attention resulted in domestic and international television and radio broadcasts as well as coverage in domestic and international aviation and non-aviation magazines. Marketing efforts for the GARD-150 product have been suspended with the exception of the pursuit of additional media coverage. The Company believes that this pursuit has been successful on an ongoing basis even into fiscal year 1996.

         Contract Research and Development:

         Following the receipt of the STC on the GARD-150 product, the Company was approached by several aircraft manufacturers that expressed interest in developing parachute systems for their aircraft. In 1994, the Company received initial funding and signed letters of intent for two research and development contracts for larger emergency parachute systems. One of the projects is ongoing for a company that is developing a four place composite, certified aircraft. The other project was for a company that is developing three experimental category aircraft consisting of two place, five place and seven place composite aircraft. This project was suspended in 1995. The successful completion of either of these projects cannot be assured. Also, there can be no assurance that if the projects are completed, that they will produce revenues for the Company or that they will produce technology that can be applied to other similar aircraft, or that if produced, will be successfully marketed and sold. See Note 3 of Notes to Financial Statements for further information.

         MANUFACTURING OPERATIONS AND SUPPLIERS:

         Assembly of the Company's product line is performed by the Company's personnel in a South St. Paul, Minnesota facility, using component parts made to its specifications. Parachutes and ballistic devices are each purchased from two vendors. Other components are purchased from a variety of suppliers. The Company routinely searches for new vendors and feels alternate sources can be found should any of these vendors be unable to meet the Company's needs.

         PATENTS:

         On August 26, 1986, United States Patent No. 4,607,814 was issued to Boris Popov, founder of the Company, for an explosively deployed parachute system for ultralight aircraft. The patent, which with the payment of continuing maintenance fees, is effective until 2003 and has been assigned by Mr. Popov to the Company. This patent does not cover the rocket charge deployment aspect of the system currently being sold by the Company.

         PATENTS: - (Continued)

         On September 5, 1989, United States Patent No. 4,863,119 was issued to the Company on behalf of two of the Company's employees for a "Parachute Reefing Device" deployed as part of a ballistic parachute system on an ultralight aircraft. The two employees have assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2006. This patented feature is utilized in the Company sport aviation line as well as in its general aviation product. Current development projects also utilize the reefing device as a integral design component.

         When the Company completes development of additional ballistic parachute recovery systems, it intends to apply for patents for such systems. There can be no assurance, however, that any patents will be granted or, if granted that they will be of material benefit to the Company.

         SEASONALITY:

         Typically, the Company experiences seasonality in its sports aviation line. The second and third quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season. The Company's sales efforts have expanded to increase its presence in the South American and Australian markets as a means of reducing this seasonality.

         DEPENDENCE ON A SINGLE CUSTOMER:

         During the fiscal years ended September 30, 1995 and 1994, the Company was not dependent on any single customer that accounted for more that 10% of its sales.

         BACKLOG OF ORDERS:

         As of September 30, 1995 and 1994, the Company had a backlog of orders totaling approximately $150,000 and $87,000, respectively. The 1995 backlog is expected to be filled during fiscal year 1996.

         RESEARCH AND DEVELOPMENT:

         The Company spent a net of $18,913 and $73,848 on research and development during the fiscal years ended September 30, 1995 and 1994, respectively. The majority of the expenditures were for the expansion and improvement of the Company's sport aviation product line. In 1994, the Company received initial funding and signed letters of intent with two companies for two research and development contracts for larger emergency parachute systems. In 1995 additional funding was received from one of these companies. Of this funding, $20,712 and $7,500 was reflected as an offset to research and development expenses and is netted in the totals for 1995 and 1994, respectively. See Note 3 of Notes to Financial Statements for further information.

(b)      Narrative Description of Business - (Continued)

         RESEARCH AND DEVELOPMENT: - (Continued)

         In December 1994, the Company was awarded a Phase I, Small
         Business Innovation Research grant (SBIR) through NASA totaling $69,736. This entire amount was reflected as an additional offset to research and development expenses and is netted in the total for 1995. See Note 4 of Notes to Financial Statements for further information.

         COMPETITION:

         The Company sells its ballistically deployed parachute recovery systems in the United States and internationally. The Company entered into an agreement on October 26, 1995 which effectively eliminates what the Company believes is the only domestic competitor for ballistically deployed parachute systems for the domestic sport aviation market. Several foreign companies have or are attempting to introduce new competitive products into the international sport aviation market. At present, none of the foreign companies have successfully entered the domestic market. The Company believes its current systems were the first in the market and that its products and service are superior to its competitors.

         The Company has expanded its contract research and development activities to include an expansion in the certified general aviation market. At present, the Company is unaware of any other manufacturer with the FAA Supplemental Type Certificate necessary for the Cessna 150/152 general aviation market. The Company is unaware of any other manufacturer performing contract or self funded research and development activities in an effort to obtain Supplemental Type Certificates for any other FAA certified aircraft.

         Although many companies with resources and capabilities greater than those of the Company could develop, manufacture and market a parachute recovery system competitive with that of the Company, the Company estimates that such development and approval could take several years to complete.

         ENVIRONMENTAL COMPLIANCE:

         The Company believes that it is in compliance with all current federal and state environmental laws.

         EMPLOYEES:

         As of September 30, 1995, the Company had 11 full-time employees at its South St. Paul facility. Most of these employees are employed in more than one capacity.


Item 2.  Description of Property

         The Company leases its production facility located in a one-story, 30,000 square foot commercial building at Fleming Field Airport in South St. Paul., Minnesota. (See Note 9 of Notes to Financial Statements). The Company occupies 10,000 square feet.

Item 3.  Legal Proceedings

         The Company has been named in a lawsuit claiming that the Company manufactured a device that exploded, causing injury to one individual. The Company has submitted evidence supporting its position that the product involved was not manufactured by the Company. The Company has asked to be released from the lawsuit and believes it has no exposure in this matter.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market Information

         Effective May 12, 1992, the Company's common stock was deleted from the NASDAQ listings and there is currently no established trading market for the stock. The stock is listed on the pink sheets and the electronic bulletin board on the over the counter market. A small number of shares have been traded since that date. The exact trading price is not known since there is no mechanism in place to report the trading prices. If the shares had been actively traded, the Company believes that the current asking price would be $0.25 and the current bid price would be $0.13 based on discussions with brokers familiar with the Company's common stock.

         The following table sets forth the estimated high and low bid prices for the periods indicated. The estimated bid prices shown are based on discussions with brokers familiar with the Company's common stock. These estimates represent inter-dealer prices, without retail markup, markdown, or commission, and do not necessarily represent actual transactions.

                          First       Second       Third         Fourth
                          Quarter     Quarter      Quarter       Quarter
                          -------     -------      -------       -------
Common Stock:
-------------
1995     High             $0.13        $0.13        $0.13         $0.13
         Low              $0.06        $0.06        $0.06         $0.06

1994     High             $0.25        $0.25        $0.13         $0.13
         Low              $0.25        $0.13        $0.13         $0.06

(b)      Holders

         As of December 15, 1995, the Company estimates there were approximately 1,200 beneficial owners of the Company's common stock.

(C)      Dividends

         No dividends have been paid on the Company's securities and it is not anticipated that any dividends will be paid in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Fiscal year 1995 marks the second year of profitability for the Company. The primary contributing factor was the Company's ability to generate outside funding to offset the majority of research and development expenditures. This was in part due to the receipt of the SBIR grant as well as the two contract research and development projects. These three sources generated $90,448 in outside funding that was taken as an offset to R&D expenses. This compares with $12,911 in outside funding for research and development that was generated from all sources in fiscal year 1994.

Sales in fiscal year 1995 were slightly better than sales of the prior year. The backlog of orders at the end of fiscal year 1995 was $63,000 higher than the backlog at the end of fiscal year 1994. Taken together, the sales increase and the increase in the backlog reflect an improvement in sales activity of approximately $87,000. This improvement was a result of an increase in international order activity over the prior year and as a result of intensified marketing and sales efforts in the domestic market. In addition, the introduction of the new generation recovery system for the sport market was responsible for stimulating additional interest in the product. Current sales efforts are expected to expand sales even further than the increases that were generated for fiscal year 1995.

Subsequent to the end of fiscal year 1995, the Company signed an agreement with its only domestic competitor, Second Chantz Aerial Survival Equipment, Inc., whereby such competitor would cease all business activities by the end of January 1996. Their president and majority shareholder also entered into a ten year covenant not to compete with the Company. The agreement calls for covenant payments over a ten year period and is further discussed in Note 10 of Notes to Financial Statements. Although the exact impact on sales cannot be determined at this time, it is anticipated that the elimination of the only domestic competitor could have a positive impact on the sales of the Company. However, no assurance can be given that such a positive impact will occur. The Company believes that this impact is expected to be evident by the operating results that will be presented for the Company's second quarter of fiscal year 1996. The Company expects to improve its profitability as a result of the transaction and improve its cash flow after debt service.

The gross margin was affected for 1995 by increasing material costs and the introduction of a new generation of recovery systems for the sport market. This introduction generated charges to cost of sales for the materials that became obsolete with its introduction as well as charges relating to higher labor costs that resulted from the transition to the new model. Gross margins for the coming fiscal year are expected to improve as a result of pricing increases that are planned for mid-fiscal year and increased labor efficiencies.

As noted earlier, research and development costs were offset by $90,448 in outside funding as compared to $12,911 in the prior fiscal year. This resulted in a significant net reduction in reported research and development expenses. The gross expenses actually increased by approximately $23,000 which represented increases in payroll costs and expenses that were specifically associated with the outside funded projects.

In 1994, the Company received initial funding and signed letters of intent for two research and development contracts for larger emergency parachute systems. In 1995, $13,000 in additional funding was received from one of the companies. One of the projects is ongoing and is expected to provide funding to the Company over the next several years. The other project was suspended during fiscal year 1995. See Note 3 of Notes to Financial Statements for further information.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS: - (Continued)

In December 1994, the Company was successful in receiving a Phase I, Small Business Innovation Research grant (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. Phase I was completed during fiscal year 1995 and a Phase II proposal was submitted in June 1995. The Company has received notification that it was selected to negotiate a Phase II contract. The negotiations are ongoing and should be completed by the end of the Company's first quarter of fiscal year 1996. The contract is for a maximum 24 month period and a maximum of $600,000. See Note 4 of Notes to Financial Statements for further information.


LIQUIDITY AND CAPITAL RESOURCES:

Although the Company continues to experience cash flow difficulties, the Company has taken, and is continuing to take steps to improve its liquidity. Management intends to continue to improve the Company's operations and cash flows in 1996. The following outlines management's plans:

* The Company's focus on research and development has shifted over the past several years. Following the completion of the GARD-150 project, it became the intention of the Company to find outside sources for research and development funding in order to continue its efforts towards long-term product development and expansion. In 1994, the Company received initial funding and signed letters of intent for two research and development contracts for larger emergency parachute systems. One of the projects is ongoing for a company that is developing a four place composite, certified aircraft. The other project was for a company that is developing three experimental category aircraft consisting of two place, five place and seven place composite aircraft. The second project was suspended in 1995. The successful completion of either of these projects cannot be assured. With the signing of these two agreements, the Company believes that it has begun the process of possibly expanding its research and development efforts into a profit center for the Company through outside funding. In addition, the receipt of outside funding has increased the Company's opportunities to develop products for expanded applications throughout the general aviation and experimental aircraft markets. It will always be the intention of the Company to retain the rights to any developed technology and the rights to manufacture any related products. See Note 3 of Notes to Financial Statements for further information.

* In December 1994, the Company was awarded a Phase I, Small Business Innovation Research grant (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The $70,000 grant was used to provide a feasibility study to determine whether or not future funding through NASA in the form of a Phase II grant is warranted. The Phase I research was completed in June 1995 and the Phase II grant was applied for as part of the final report. The Company has been notified that it has been selected to negotiate a Phase II contract. The negotiations are ongoing at present and are expected to be completed by the Company's second quarter of fiscal year 1996.

         During fiscal 1995, the Company applied for an additional Phase
         I SBIR grant, but was not granted that award. The Company anticipates applying for additional grants over the coming fiscal years through the SBIR program and other programs sponsored by NASA. No assurances can be made as to the future success of the current grant nor the likelihood of the receipt or success of any future grants.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES: - (Continued)

o As noted in the Results of Operations section, the Company entered into an agreement with its only domestic competitor to effectively eliminate its domestic competition. The effect of this transaction should be evident by the Company's second quarter of fiscal year 1996. Although the agreement calls for debt service over a ten year period, the Company believes that the agreement will have a positive impact on both profitability and cash flow. See Note 10 of Notes to Financial Statements.

         This agreement in addition to other sales programs that have been implemented by the Company over the past several years should continue to strengthen the Company's revenues and profitability into the future.


Management intends to fund all of its continuing operation out of its current revenues with the exception of expanded research and development. Management believes that the current business operation is adequate to support the ongoing operations of the Company during the next twelve month period and will maintain expenses at the necessary levels until further funding opportunities materialize.

Item 7.  Financial Statements and Supplementary Data


                                                                                                     Page

(1) Financial Statements for the years ended September 30, 1995 and 1994:

Independent Auditors' Report                                                                          12

Balance Sheets as of September 30, 1995 and 1994                                                      13

Statements of Operations for the years ended September 30, 1995 and 1994                              14

Statements of Shareholders' Equity (Deficit) for the years ended
September 30, 1995 and 1994                                                                           15

Statements of Cash Flows for the years ended September 30,
1995 and 1994                                                                                         16

Notes to Financial Statements                                                                         17


(2) Financial Statement Schedules of Supplemental Information are no longer required under Regulation S-B.

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
Ballistic Recovery Systems, Inc.
South St. Paul, Minnesota

We have audited the accompanying balance sheets of Ballistic Recovery Systems, Inc. as of September 30, 1995 and 1994 and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes an assessment of the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 1995 and 1994 and the results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Carver, Callahan, Moquist & Johnston, P.A.

Carver, Callahan, Moquist & Johnston, P.A.
Minneapolis, Minnesota
November 13, 1995

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                          September 30, 1995 and 1994



                           ASSETS                                          1995             1994
                                                                           ----             ----
Current assets:
    Cash                                                                 $16,977          $53,138
    Accounts receivable - net of allowance for doubtful
       accounts of $5,000                                                 66,038           20,343
    Inventories                                                          175,354          149,209
    Prepaid expenses                                                       2,969            3,465
                                                                     -----------      -----------

       Total current assets                                              261,338          226,155
                                                                     -----------      -----------

Furniture and fixtures                                                    67,005           57,560
       Less accumulated depreciation                                    (53,061)         (46,910)
                                                                     -----------      -----------

       Furniture and equipment - net                                      13,944           10,950
                                                                     -----------      -----------

Other assets - patents less accumulated amortization of
    $5,866 and $5,180, respectively                                        5,799            6,485
                                                                     -----------      -----------

Total assets                                                            $281,081         $243,590
                                                                     ===========      ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                     $61,563          $71,697
    Customer deposits                                                     75,183           24,935
    Accrued payroll                                                       20,099           16,364
    Other accrued liabilities                                             62,114           98,408
    Deferred research and development funding (Note 3)                     7,789           15,500
    Current portion of long-term debt                                        --            18,142
                                                                     -----------      -----------

         Current and total liabilities                                   226,748          245,046
                                                                     -----------      -----------

Shareholders' equity (deficit):
    Common stock ($.01 par value; 10,000,000 shares
         authorized; shares issued and outstanding of
         4,454,474 in 1995 and 4,416,324 in 1994)                         44,545           44,164
    Additional paid-in capital                                         2,620,282        2,610,377
    Accumulated deficit                                              (2,610,494)      (2,655,997)
                                                                     -----------      -----------

         Total shareholders' equity (deficit)                             54,333          (1,456)
                                                                     -----------      -----------

Total liabilities and shareholders' equity (deficit)                    $281,081         $243,590
                                                                     ===========      ===========



      See Notes to Financial Statements and Independent Auditors' Report.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                    Years Ended September 30, 1995 and 1994


                                                                           1995             1994
                                                                           ----             ----
Sales                                                                  $1,137,134       $1,113,357
Cost of sales                                                             756,115          687,420
                                                                        ---------        ---------

Gross profit                                                              381,019          425,937

Selling, general and administrative                                       307,641          300,752
Research and development                                                   18,913           73,848
                                                                        ---------        ---------

Income from operations                                                     54,465           51,337

Other income (expense):
    Interest expense                                                      (9,167)         (12,460)
    Other Income - net                                                        505          (4,913)
    Legal settlement                                                         ---             (750)
                                                                        ---------        ---------

Income before income taxes                                                 45,803           33,214

Income taxes                                                                  300              300
                                                                        ---------        ---------

Net income                                                                $45,503          $32,914
                                                                        =========        =========


Primary earnings per share                                                  $0.01            $0.01
                                                                        =========        =========

    Weighted average number of shares outstanding                       4,454,474        4,416,324
                                                                        =========        =========

Fully diluted earnings per share                                            $0.01            $0.01
                                                                        =========        =========

    Weighted average number of shares outstanding                       6,294,752        6,191,924
                                                                        =========        =========





      See Notes to Financial Statements and Independent Auditors' Report.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    Years Ended September 30, 1995 and 1994




                          Common Stock
                     ------------------------        Additional                        Share-
                    Number of                         Paid-in         Accumulated     holders'
                     Shares            Amount         Capital           Deficit    Equity(Deficit)
                     ------            ------         -------          --------    ---------------
Balance 9/30/93      4,416,324          $44,164      $2,610,377      ($2,688,911)        ($34,370)

Net income                --                --              --             32,914           32,914
                     ---------          -------       ----------     ------------         --------

Balance 9/30/94      4,416,324           44,164        2,610,377      (2,655,997)          (1,456)

Issuance of stock in
lieu of director fees   38,150              381            9,905              --            10,286

Net income                 --               --               --            45,503           45,503
                     ---------          -------       ----------     ------------          -------

Balance 9/30/95      4,454,474          $44,545       $2,620,282     ($2,610,494)          $54,333
                     =========          =======       ==========     ============          =======





      See Notes to Financial Statements and Independent Auditors' Report.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                          Increase (Decrease) in Cash
                    Years Ended September 30, 1995 and 1994


                                                                           1995             1994
                                                                           ----             ----
Cash flow from operating activity:
    Net income                                                          $  45,503        $  32,914
    Adjustments to reconcile net income to net cash
    from operating activity:
         Depreciation and amortization                                      7,137            7,827
         Amortization of discount on debt                                     986            1,690
         Inventory valuation reserve                                         --             15,000
         Accounts receivable                                              (45,695)           5,062
         Inventories                                                      (26,145)         (21,244)
         Prepaid expenses                                                     496              (93)
         Accounts payable                                                 (10,135)         (21,423)
         Customer deposits                                                 50,249            9,732
         Accrued expenses                                                 (29,984)          42,238
                                                                        ---------        ---------

    Net cash from operating activities                                     (7,588)          71,703
                                                                        ---------        ---------

Cash flow from investing activities:
    Capital expenditures                                                   (9,445)          (2,756)
                                                                        ---------        ---------

    Net cash from investing activities                                     (9,445)          (2,756)
                                                                        ---------        ---------

Cash flow from financing activities:
    Principal payments on debt                                            (19,128)         (63,914)
                                                                        ---------        ---------

    Net cash from financing activities                                    (19,128)         (63,914)
                                                                        ---------        ---------

Increase (decrease) in cash                                               (36,161)           5,033
Cash - beginning of year                                                   53,138           48,105
                                                                        ---------        ---------

Cash - end of period                                                    $  16,977        $  53,138
                                                                        =========        =========

Cash paid for:
    Interest                                                            $   9,326        $  12,681
    Income taxes                                                              300              300


A summary of non cash activity is as follows:

        _ In 1995, additional common stock was issued in lieu of directors fees due of $10,286.

        _ In 1994, the Company recorded an inventory valuation reserve in the amount of $15,000.


      See Notes to Financial Statements and Independent Auditors' Report.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994


1.  Summary of Significant Accounting Policies

    Business Description

    Ballistic Recovery Systems, Inc. (the"Company") designs, manufactures and distributes ballistic recovery parachute systems used on recreational aircraft and has received approval for the production and distribution of recovery systems for Cessna 150/152 model general aviation aircraft. The Company has also been successful in its efforts to receive outside funding to expand its research and development activities through research grants and contract R&D services.

    Accounts Receivable

    The Company sells predominantly to domestic and foreign companies. The Company grants uncollateralized credit to some customers, but the majority of sales are prepaid or shipped cash on delivery (COD).

    Inventories

    Inventories are recorded at the lower of cost (determined on a first-in basis) or market. Parachutes and ballistic devices are each purchased from two vendors.

    Customer Deposits

    Customer deposits represent advance payments received from customers prior to shipment of product. The deposits are recognized as revenue when the product is shipped.

    Furniture and Equipment

    Furniture and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

    Patents

    Patents are recorded at cost and are being amortized on a straight-line method over 17 years.

    Earnings Per Share

    Earnings per common share is determined by dividing net income by the weighted average number of common shares outstanding during the year.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994


1.  Summary of Significant Accounting Policies (Continued)

    Income Taxes

    Income and expenses are basically the same for financial statements and income tax purposes. A deferred tax asset has not been reflected for future benefit of the Company's net operating loss carry forwards due to concerns over its eventual realization.

2.  Continued Existence

    The Company's continued existence is dependent upon management's ability to continue to improve operational results and resolve liquidity problems. Management intends to continue to improve the Company's operations and cash flows in 1996 by continuing to monitor and enhance cost saving plans adopted in the prior years and implementation of new ones. The following outlines management's plans:

    * The Company's focus on research and development has shifted over the past several years. Following the completion of the GARD-150 project, it became the intention of the Company to find outside sources for research and development funding in order to continue its efforts towards long-term product development and expansion. In 1994, the Company received initial funding and signed letters of intent for two research and development contracts for larger emergency parachute systems. One of the projects is ongoing and that company is developing a four place composite, certified aircraft. The other project was for a company developing three experimental category aircraft consisting of two place, five place and seven place composite aircraft. This project was suspended in 1995. The successful completion of either of these projects cannot be assured. With the signing of these two agreements, the Company believes that it has begun the process of possibly expanding its research and development efforts into a profit center for the Company through outside funding. In addition, the receipt of outside funding has increased the Company's opportunities to develop products for expanded applications throughout the general aviation and experimental aircraft markets. It will always be the intention of the Company to retain the rights to any developed technology and the rights to manufacture any related products. See Note 3 of Notes to Financial Statements for further information.

    * In December 1994, the Company was awarded a Phase I, Small Business Innovation Research grant (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The $70,000 grant was used to provide a feasibility study to determine whether or not future funding through NASA in the form of a Phase II grant is warranted. The Phase I research was completed in June 1995 and the Phase II grant was applied for as part of the final report. The Company has been notified that it has been selected to negotiate a Phase II contract. The negotiations are ongoing at present and are expected to be completed by the Company's second quarter of fiscal year 1996.

         During fiscal 1995, the Company applied for an additional Phase I SBIR grant, but was not granted that award. The Company anticipates applying for additional grants over the coming fiscal years through the SBIR program and other programs sponsored by NASA. No assurances can be made as to the future success of the current grant nor the likelihood of the receipt or success of any future grants.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994


2.  Continued Existence - (Continued)

    * In October 1995, the Company entered into an agreement with its only domestic competitor to effectively eliminate its domestic competition. The effect of this transaction should be evident by the Company's second quarter of fiscal year 1996. Although the agreement calls for debt service over a ten year period, the Company believes that the agreement will have a positive impact on both profitability and cash flow.

         This agreement in addition to other sales programs that have been implemented by the Company over the past several years should continue to strengthen the Company's revenues and profitability into the future.


    Management intends to fund all of its continuing operation out of its current revenues with the exception of expanded research and development. Management believes that the current business operation is adequate to support the ongoing operations of the Company during the next twelve month period and will maintain expenses at the necessary levels until further funding opportunities materialize.

3.  Research and Development Funding and Income Recognition

    In 1994, the Company received initial funding and signed letters of intent for two research and development contracts for larger emergency parachute systems. One of the companies is developing a four place composite, certified aircraft and this project is ongoing. The other company is developing three experimental category aircraft consisting of two place, five place and seven place composite aircraft. This second project was suspended during fiscal year 1995. Both of the companies are privately held.

    The initial funding called for the preparation of formalized development plans and time lines. In addition, preliminary engineering drawings, including proposed canopy configurations and designs, were prepared, as well as preliminary engineering support. Additional funding in the amount of $13,000 was received during fiscal year 1995.

    Of the initial and additional funding received of $36,000, $20,712 and $7,500 were reflected as an offset to research and development expenses and is netted in the expense for 1995 and 1994, respectively. The remaining $7,789 is reflected as deferred research and development funding at September 30, 1995.

    Additional funding, although not guaranteed, is expected to be received on a monthly basis over the next 18 to 24 months as the research and development progresses. Although exact time lines and production volumes are uncertain, it is expected that manufacturing of production units will commence at the end of the funding time line.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994

3.  Research and Development Funding and Income Recognition - (Continued)

    The Company will retain the developed technology for the parachute systems in general and the outside companies will retain the developed technology that is specific to their individual aircraft. In order to retain the developed technology, the Company will offer the company with the ongoing project, a discount on future purchases of completed systems which will total 110% of the advanced amount. The other company's project has been suspended and future work with this company is not certain. The Company did not establish a liability for the initial $28,211 taken as an offset to expense for 1995 and 1994 due to the uncertainty of the future of the project and the future viability of the products to be developed. In addition, the Company feels that the establishment of a reserve for a potential future obligation would be misleading to the financial statements as presented. Any future purchase discounts that will be earned upon completion of the project will be offset against any future sales made to that company.

    The Company expects to be able to utilize the developed technology for applications on a wide range of aircraft. The future applications will depend on a complete review of market conditions, product acceptance and available funding.

4.  Small Business Innovation Research Grant (SBIR)

    In December 1994, the Company was awarded a Phase I, Small Business Innovation Research grant (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The $70,000 grant over a six month period was used by the Company to expand its research in the area of lightweight fabrics and components for use in recovery systems. The Phase I was completed in June 1995 and a proposal for Phase II funding was submitted at that time. The Company has been notified by NASA that it has been selected to negotiate a Phase II contract. Negotiations are still underway and a final contract is anticipated by the Company's second quarter of fiscal year 1996. The Phase II grant is for a maximum of $600,000 and for a maximum of 24 months.

5.  Other Financial Information

    Inventories

    Inventories consisted of the following at September 30, 1995 and 1994:

                                         1995         1994
                                         ----         ----
    Raw materials                      $166,544    $115,100
    Work in process                      18,125      41,345
    Finished goods                        5,685       7,764
    Less valuation reserve             (15,000)    (15,000)
                                       --------    --------
         Total Inventories             $175,354    $149,209
                                       ========    ========

    Depreciation Expense

    Depreciation expense totaled $6,451 in 1995 and $7,141 in 1994.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994

5.  Other Financial Information (Continued)

    Major Customers

    During the fiscal years ended September 30, 1995 and 1994, the Company was not dependent on any single customer that accounted for more than 10% of its sales.

    Export Sales

    The Company's international sales are made through independent representatives in various foreign countries. International sales as a percentage of total sales were 44% in 1995 and 39% in 1994.

6.  Long-Term Debt

    Long-term debt consisted of the following at September 30, 1995 and 1994:

                                                                          1995              1994
                                                                          ----              ----
Note payable, to a shareholder/director, collateralized
by the STC on the GARD product, 10% interest, with
monthly principal and interest payments of $2,482.  The
final payment is due May 1995.                                        $       --         $ 18,142

Less current portion                                                          --          (18,142)
                                                                     ------------        ---------

Long-term debt                                                        $       --       $       --
                                                                      ===========     ============




 7. Income Taxes

    Below is a reconciliation between expected income tax expense that would result from applying domestic federal statutory rates to pretax income and income tax expense as recorded in the financial statements for the years ended September 30, 1995 and 1994:


                                                            1995                      1994
                                                            ----                      ----
                                                     Amount      Percent       Amount      Percent
                                                     ------      -------       ------      -------
Expected income tax expense                         $6,800         15.0%       $4,900       15.0%
State income taxes, net of federal
  tax benefit                                          700          1.5           500        1.5
Benefit of net operation loss                       (7,500)       (16.5)       (5,400)     (16.5)
State minimum fee                                      300          0.1           300        0.1
                                                  --------     --------     ---------  ---------

Income tax expense                                    $300          0.1%         $300        0.1%
                                                  ========     ========      ========   ========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994

7.  Income Taxes (Continued)

    The net deferred tax asset consists primarily of net operating loss carry forwards, capital loss carry forwards and recognition of loss on disposal of intangible asset. Below is a summary of the net deferred tax asset at September 30:

                                             1995                                   1994
                                --------------------------------      ---------------------------------
                                Current     Deferred       Total      Current     Deferred        Total
                                -------     --------       -----      -------     --------        -----
     Federal                   $ 16,000    $ 636,000    $ 652,000    $ 12,000    $ 651,000     $ 663,000
     State                        7,000       76,000       83,000       5,000       82,000        87,000
                                -------     --------     --------      ------      -------       -------
                                 23,000      712,000      735,000      17,000      733,000       750,000
     Valuation
       allowance                (23,000)    (712,000)    (735,000)    (17,000)    (733,000)     (750,000)
                                -------     --------     --------      ------      -------       -------
     Net deferred tax
       asset                   $   ---     $    ---     $    ---     $    ---    $    ---      $    ---
                                =======     ========     ========      ======      =======       =======



    The Company has net operating loss and research and development credit carry forwards available to offset future taxable income. If not utilized, these carry forwards will expire as follows:



                   Net Operating Loss
                   ------------------        R & D
         Year     Federal    Minnesota      Credits
         ----     -------    ---------      -------
         2001   $  553,000    $     --      $ 4,000
         2002      519,000     148,000        4,000
         2003      713,000     213,000        5,000
         2004      132,000      50,000           --
         2005      113,000      13,000           --
         2006      457,000      97,000           --
         2007      182,000     182,000           --
                   -------     -------        -----
        Total   $2,669,000    $703,000      $13,000
                ==========    ========      =======



8.  Common Stock

    Stock Options

    In fiscal 1988, the Company adopted a non qualified stock option plan that authorizes the grant to officers and other employees of non qualified stock options for a maximum of 200,000 shares. Under the terms of the plan, the options become exercisable in annual increments of one-third of the shares covered by the option, beginning one year after grant, the exercise price of each option must be at least 85% of the fair market value of the stock as of the date of grant, and the maximum term of each option is 10 years. In fiscal 1991, the Board of Directors authorized, and the shareholders approved at the annual meeting, an increase in the number of shares available under the plan to 400,000.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994

8.  Common Stock (Continued)

    Stock Options (Continued)

    In fiscal 1990, the Company adopted a stock option plan for non employee directors. The plan is authorized to grant options for a maximum, in the aggregate, of 300,000 shares of the Company's common stock to non employee directors. Under the plan, an option to purchase 10,000 shares of common stock, at an exercise price equal to the fair market value of the stock on the date of grant, is to be granted each year on the next business day following the annual shareholders meeting or April 1, whichever is later, to each non employee director then in office. Each option becomes exercisable in increments of 25% per quarter during the year of service and terminates 10 years following the date of grant.

    In addition to options issued pursuant to the above-described plans, the Company has issued options to various officers, employees and others.

    Transactions during 1995 and 1994, for the plans and other issuances above were as follows:

                                                    Number             Option Price
                                                  Of Shares           Range per Share
                                                  ---------           ---------------
    Balance at September 30, 1993                  1,743,772         $0.25 to $0.8125
    Granted                                           91,656        $0.25 to $0.46875
    Canceled                                         (28,000)                 $0.4375
                                                 -----------

    Balance at September 30, 1994                  1,807,428         $0.25 to $0.8125

    Granted                                          285,000         $.025 to $0.4375
    Canceled                                         (50,000)                 $0.5625
    Exercised                                         (7,150)       $0.3125 to $0.453
                                                 -----------

    Balance at September 30, 1995                  2,042,428         $0.25 TO $0.8125
                                                   =========

    At September 30, 1995:
         Options vested and exercisable            1,840,278
         Shares available for options                324,240


9.  Commitments and Contingencies

    Leases

    The Company leases its South St. Paul facility under a lease which extends through November 1996. The Company also leases office equipment under various operating leases. Total rental expense for operating leases during 1995 and 1994 was $19,632 and $21,936, respectively.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994

9.  Commitments and Contingencies (Continued)

    Leases (Continued)

    Future minimum lease payments required on non cancelable operating leases at September 30, 1995 are as follows:

    1996                   $19,632
    1997                     3,272
    Thereafter                  --
                          --------

                           $22,904
                          ========


10. Subsequent Event

    On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), the Company's sole U.S. competitor, whereby:

    1.  SCI will cease all business activities, and

    2. SCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.

    In exchange for the above the Company has agreed to make payments on the covenant not to compete. The agreement did not involve a stock or asset purchase. In addition, the Company did not agree to assume any liabilities of SCI or its president. The payments required under this agreement contains a non-interest bearing portion and a portion that bears interest at a rate below the Company's incremental borrowing rate. Under generally accepted accounting principles the future payments have been discounted at the Company's incremental borrowing rate of 11.0% as follows:

                                                                 Future                   Present
                                                                Dollars                   Dollars
                                                               ---------                 ---------
         Cash at signing                                       $   5,000                 $   5,000
         Parachute systems                                        15,000                    15,000
         Non-interest bearing four year note                      80,000                    63,732
         4% ten year note                                        400,000                   295,706
                                                               ---------                 ---------

                                                               $ 500,000                 $ 379,438
                                                               =========                 =========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994

10. Subsequent Event (Continued)

    The pro forma effect on the Company's balance sheet at September 30, 1995 is as follows:

                                                                  As                   Pro forma
                                                               Presented              Presentation
                                                              ----------              ------------
         Current assets                                        $ 261,338                 $ 256,338
         Furniture and equipment, net                             13,944                    13,944
         Other assets, net                                         5,799                   385,237
                                                               ---------                 ---------
         Total Assets                                          $ 281,081                 $ 655,519
                                                               =========                 =========

         Current liabilities                                   $ 226,748                 $ 271,176
         Long-term debt                                               -                    330,010
         Shareholders' equity                                     54,333                    54,333
                                                               ---------                 ---------
         Total liabilities and shareholder' equity             $ 281,081                 $ 655,519
                                                               =========                 =========


The covenant not to compete will be amortized on a straight-line method over its ten year life. Future minimum maturities under this agreement are as follows:

         1996                         $  29,428
         1997                            31,702
         1998                            35,370
         1999                            39,463
         2000                            35,517
         Thereafter                     187,958
                                      ---------
                                      $ 359,438
                                      =========


The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten year life and vests 20% per year over five years.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         There have been no disagreements with the Company's independent certified public accountants on accounting principles or practices or financial statement disclosures.


                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act

         The information required by this item is incorporated by reference from the Proxy Statement.

Item 10. Executive Compensation

         The information required by this item is incorporated by reference from the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference from the Proxy Statement.

                                    PART IV


Item 13. Exhibits, Lists and Reports on Form 8-K.

            (a)  Exhibits

             Page     Exhibit
             Number   Number           Description
            ------    ------           -----------

                      3.1              Company's Articles of Incorporation,
                                       as amended, appear as Exhibit 3.1 to the Company's Registration Statement on Form
                                       S-1 (No. 33-21843) filed May 12, 1988
                                       ("Form S-1") and are incorporated herein by reference.

                      3.2              Company's Restated Bylaws as
                                       amended, were filed as Exhibit 3.2, under Form 8, Amendment No. 1 ("1990
                                       Amendment") to Company's Report on Form
                                       10-K for the fiscal year ended September
                                       30, 1990 (the "1990 10-K") and are
                                       incorporated herein by reference.

                     10.1              Covenant not to Compete Agreement dated
                                       October 26, 1995 between the Company
                                       and the President and majority
                                       shareholder of Second Chantz Aerial
                                       Survival Equipment, Inc. is filed
                                       as an exhibit to this 10-KSB filing.

                     10.2              Non-qualified Stock Option Plan appears
                                       as Exhibit 10-1 to Amendment No. 1 to
                                       the Form S-1 and is incorporated herein
                                       by reference.

                     10.3              Stock Option Plan for Non-employee
                                       Directors dated February 12, 1990
                                       appears as Exhibit 10.5 to the 1989
                                       10-K and is incorporated herein by
                                       reference.


(b) The Company did not file any Current Reports on Form 8-K during the fourth quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        BALLISTIC RECOVERY SYSTEMS, INC.

By  /s/ Mark B. Thomas
    ------------------
        Mark B. Thomas
        Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title                              Date
---------                                    -----                              ----
/s/ Darrel D. Brandt                       Director                    December 28, 1995
--------------------------
Darrel D. Brandt

/s/ Boris Popov                            Director                    December 28, 1995
--------------------------
Boris Popov

/s/ Robert L. Nelson                       Director                    December 28, 1995
--------------------------
Robert L. Nelson

/s/ Thomas H. Adams                        Director                    December 28, 1995
-------------------------
Thomas H. Adams