Form 10KSB/A
period 1995-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 1996-02-13
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-KSB/A

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

                     10.1              Covenant not to Compete Agreement dated
                                       October 26, 1995 between the Company
                                       and the President and majority
                                       shareholder of Second Chantz Aerial
                                       Survival Equipment, Inc. was previously
                                       filed.

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

                     27                Financial Data Schedule



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