Form 10QSB
period 1995-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 1996-02-15
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)

  X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
----- Act of 1934 (No Fee Required) For the quarterly period ended DECEMBER 31, 1995


       Transition Report Under Section 13 or 15(d) of the Securities Exchange ----- Act of 1934 (No Fee Required) For the transition period from __________
       to __________


       Commission file number      0-15318
                                  ---------

                        BALLISTIC RECOVERY SYSTEMS, INC.
      ----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)



        Minnesota                                           41-1372079
 -------------------------------                     ------------------------
 (State or Other Jurisdiction of                     (IRS Employer ID Number)
 Incorporation or Organization)


            1845 Henry Avenue, South St. Paul, Minnesota, 55075-3541
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (612) 457-7491
               ----------------------------------------------
               (Issuer's Telephone Number Including Area Code)


                                      N/A
--------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                   Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   ------     ------


Number of shares outstanding as of February 12, 1996:       4,454,474
                                                            ---------

                                     INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).                      PAGE
                                                                ----

         Balance sheets as of December 30, 1995 and September
         30, 1995.                                                3

         Statements of operations for the three months ended
         December 30, 1995 and 1994.                              4

         Statements of cash flow for the three months ended
         December 30, 1995 and 1994.                              5

         Notes to financial statements at December 30, 1995.      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                     9


PART II.  OTHER INFORMATION
---------------------------------------------

Item 1.  Legal Proceedings                                       10

Item 6.  Exhibits and Reports on Form 8-K                        10

SIGNATURES                                                       11
----------

          PART I FINANCIAL INFORMATION - Item I.  Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                                 December 30,  September 30,
                               ASSETS                                1995           1995
                                                                ------------  -------------
Current assets:
  Cash                                                          $      31,141   $   16,977
  Accounts receivable - net of allowance for doubtful
     accounts of $5,000                                                65,537       66,038
  Inventories                                                         167,225      175,354
  Prepaid expenses                                                     11,399        2,969
                                                                  -----------  -----------

        Total current assets                                          275,302      261,338
                                                                  -----------  -----------

Furniture and fixtures                                                 67,005       67,005
    Less accumulated depreciation                                     (54,737)     (53,061)
                                                                  -----------  -----------

        Furniture and equipment - net                                  12,268       13,944
                                                                  -----------  -----------

Other assets:
    Patents less accumulated amortization of
        $6,037 and $5,866, respectively                                 5,627        5,799
    Covenant not to compete less accumulated
        amortization of $6,324 (Note F)                               373,114          ---
                                                                  -----------  -----------

Total assets                                                      $   666,311  $    81,081
                                                                  ===========  ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $    65,028   $   61,563
    Customer deposits                                                  96,638       75,183
    Accrued payroll                                                    18,716       20,099
    Other accrued liabilities                                          73,228       62,114
    Deferred research and development funding (Note D)                    ---        7,789
    Current portion of covenant not to compete (Note F)                31,632          ---
                                                                  -----------  -----------

        Current and total liabilities                                 285,242      226,748
                                                                  -----------  -----------

Long-term covenant not to compete, less current portion (Note F)      337,408          ---
                                                                  -----------  -----------

Shareholders' equity:
    Common stock ($.01 par value; 10,000,000 shares
        authorized; shares issued and outstanding of
        4,454,474)                                                     44,545       44,545
    Additional paid-in capital                                      2,620,282    2,620,282
    Accumulated deficit                                            (2,621,166)  (2,610,494)
                                                                  -----------  -----------

        Total shareholders' equity                                     43,661       54,333
                                                                  -----------  -----------

Total liabilities and shareholders' equity                        $   666,311  $   281,081
                                                                  ===========  ===========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended December 30, 1995 and 1994
                                  (UNAUDITED)



                                                        1995       1994
                                                     ---------  ---------
      Sales                                          $ 285,932  $ 163,220
      Cost of sales                                    186,026    109,911
                                                     ---------  ---------

      Gross profit                                      99,906     53,309

      Selling, general and administrative               81,465     60,070
      Research and development                          18,032        330
                                                     ---------  ---------

      Income from operations                               409     (7,091)

      Other income (expense):
         Interest expense                               (4,757)    (2,561)
         Covenant not to compete amortization           (6,324)       ---
                                                     ---------  ---------

      Net income (loss)                               ($10,672)   ($9,652)
                                                     =========  =========


      Earnings (loss) per share                         ($0.00)    ($0.00)
                                                     =========  =========

      Weighted average number of shares outstanding  4,454,474  4,416,324
                                                     =========  =========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                          Increase (Decrease) in Cash
             For the Three Months Ended December 30, 1995 and 1994
                                  (UNAUDITED)


                                                           1995      1994
                                                         ---------  --------
    Cash flow from operating activity:
       Net income                                        ($10,672)  ($9,652)
       Adjustments to reconcile net income to net cash
       from operating activity:
           Depreciation and amortization                    1,851     1,502
           Amortization of discount on debt                   ---       423
           Amortization of covenant not to compete          6,324       ---
           Inventory valuation reserve                      6,000     6,000
           (Increase) decrease in:
             Accounts receivable                              501    11,494
             Inventories                                    2,129     7,703
             Prepaid expenses                              (8,430)   (4,041)
           Increase (decrease) in:
             Accounts payable                               3,466   (13,502)
             Accrued expenses                              23,394   (15,247)
                                                        ---------  --------

       Net cash from operating activities                  24,563   (15,320)
                                                        ---------  --------

    Cash flow from investing activities:
       Capital expenditures                                   ---    (1,421)
                                                        ---------  --------

       Net cash from investing activities                     ---    (1,421)
                                                        ---------  --------

    Cash flow from financing activities:
       Principal payments on debt                             ---    (7,025)
       Principal payments on covenant not to compete      (10,399)      ---
                                                        ---------  --------

       Net cash from financing activities                 (10,399)   (7,025)
                                                        ---------  --------

    Increase (decrease) in cash                            14,164   (23,766)
    Cash  - beginning of year                              16,977    53,138
                                                        ---------  --------

    Cash - end of period                                $  31,141  $ 29,372
                                                        =========  ========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 30, 1995
                                  (UNAUDITED)


A.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Operating results for the three month and nine month periods ended December 30, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1995.

B.   INVENTORIES

     The components of inventory consist of the following:


                                           12/31/95  09/30/95
                                           --------  --------
                   Raw materials           $151,572  $166,544
                   Work in process           16,456    18,125
                   Finished goods             5,197     5,685
                   Less valuation reserve    (6,000)  (15,000)
                                           --------  --------
                      Total inventories    $167,225  $175,354
                                           ========  ========


C.   CUSTOMER DEPOSITS

     The Company periodically receives partial or complete down payments for orders. These down payments are recorded as customer deposits. The deposits are recognized as revenue when the product is shipped.

D.   RESEARCH AND DEVELOPMENT FUNDING AND INCOME RECOGNITION

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

     Total funding received to date is $36,000, of which $28,212 was reflected as an offset to research and development expenses and was netted in the expense for 1995 and 1994. The remaining $7,789 was taken as an offset to research and development expenses for the quarter ended December 31, 1995.

     Additional funding, although not guaranteed, is expected to be received on a monthly basis over the next 18 to 24 months as the research and development progresses. Although exact time lines and production volumes are uncertain, it is expected that manufacturing of production units will commence at the end of the funding time line.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995
                                  (UNAUDITED)


D.   RESEARCH AND DEVELOPMENT FUNDING AND INCOME RECOGNITION - (Continued)

     The Company will retain the developed technology for the parachute systems in general and the outside companies will retain the developed technology that is specific to their individual aircraft. In order to retain the developed technology, the Company will offer the company with the ongoing project, a discount on future purchases of completed systems which will total 110% of the advanced amount. The other company's project has been suspended and future work with this company is not certain. The Company did not establish a liability for the funding that was taken as an offset to expense due to the uncertainty of the future of the project and the future viability of the products to be developed. In addition, the Company feels that the establishment of a reserve for a potential future obligation would be misleading to the financial statements as presented. Any future purchase discounts that will be earned upon completion of the project will be offset against any future sales made to that company.

     The Company expects to be able to utilize the developed technology for applications on a wide range of aircraft. The future applications will depend on a complete review of market conditions, product acceptance and available funding.

E.   SMALL BUSINESS INNOVATION RESEARCH GRANT (SBIR)

     In   December 1994, the Company was awarded a Phase I, Small Business
     Innovation Research grant (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The $70,000 grant over a six month period was used by the Company to expand its research in the area of lightweight fabrics and components for use in recovery systems. The Phase I was completed in June 1995 and a proposal for Phase II funding was submitted at that time. The Company has been notified by NASA that it has been selected to negotiate a Phase II contract. Negotiations are still underway, but the exact timing of a final contract as well as future funding has been delayed by the government shutdowns and current budget negotiations in congress. The Company is optimistic that a contract and funding will still be granted during fiscal year 1996. The Phase II grant is for a maximum of $600,000 and for a maximum of 24 months.

F.   COVENANT NOT TO COMPETE

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1995
                                 (UNAUDITED)


F. COVENANT NOT TO COMPETE - (Continued)


                                          Future    Present
                                          Dollars   Dollars
                                         --------  --------
   Cash at signing                       $  5,000  $  5,000
   Parachute systems                       15,000    15,000
   Non-interest bearing four year note     80,000    63,732
   4% ten year note                       400,000   295,706
                                         --------  --------
                                         $500,000  $379,438
                                         ========  ========



     The covenant not to compete will be amortized on a straight-line method over its ten year life.

     The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten year life and vests 20% per year over five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS:


         Sales for the first quarter of the current fiscal year were up by 75% over the same prior year period. The increase in sales is attributable to a continuing improvement in ultralight aircraft sales for both currently existing aircraft designs as well as those of new manufacturers. In addition, the sales plans that were implemented in the second and third quarters of the previous fiscal year have expanded the Company's dealer base and expanded sales to the existing dealers. Throughout the current quarter, the flow of new orders has been consistently larger than that of the previous fiscal year. This has resulted in a much larger backlog which should contribute to higher sales volumes for the remainder of the fiscal year.

         The impact of the covenant not to compete that the Company entered into at the end of October is still uncertain at this time.
         The agreement effectively eliminated the Company's sole US competitor. The Company began to receive inquiries and orders as a direct result of the agreement beginning in November of the current year, and it is expected that the Company will continue to receive orders as a result of the agreement on an ongoing basis.

         Gross margins also improved by 2.2% up to 34.9% from 32.7%. The improvement was generated by increases in labor and overhead efficiencies resulting from the higher and more efficient sales volumes for the quarter.

         Selling, general and administrative expenses went down as a percentage of sales. The actual dollar increase in expenses was a result of additional personnel added during the second quarter of the prior fiscal year.

         Gross research and development costs were basically flat with that of the previous fiscal year, however, the net cost to the Company increased by almost $18,000. This increase is a result of lower funding for the current fiscal year quarter from both SBIR grants as well as the other outside research and development projects that were both in place in the prior fiscal year. Instead of working on outside funded projects, the Company's engineers have been utilized to support the sport aviation segment of the business, as well as develop additional proposals for outside funded projects that may benefit the Company in the future. As soon as additional outside funding is received, the focus will shift back to those outside funded projects.

         The other expense category increased as a direct result of the covenant not to compete agreement entered into by the Company in October of the current year.

         LIQUIDITY AND CAPITAL RESOURCES:

         Management intends to continue to improve the Company's operations and cash flows in 1996 by continuing to monitor and enhance cost saving plans adopted in the prior years and implementation of new ones. The following outlines management's plans:

         - The Company's focus on research and development has shifted over the past several years. Following the completion of the GARD-150 project, it became the intention of the Company to find outside sources for research and development funding in order to continue its efforts towards long-term product development and expansion. In 1994, the Company received initial funding and signed letters of intent for two research and development contracts for larger emergency parachute systems. One of the projects is ongoing and that company is developing a four place composite, certified aircraft. The other project was for a company developing three experimental category aircraft consisting of two place, five place and seven place composite aircraft. This project was suspended in 1995. The successful completion of either of these projects cannot be assured. With the signing of these two agreements, the Company believes that it has begun the process of possibly expanding its research and development efforts into a profit center for the Company through outside funding. In addition, the receipt of outside funding has increased the Company's opportunities to develop products for expanded applications throughout the general aviation and experimental aircraft markets. It will always be the intention of the Company to retain the rights to any developed technology and the rights to manufacture any related products. See Note 3 of Notes to Financial Statements for further information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

        LIQUIDITY AND CAPITAL RESOURCES: - (Continued)

        -       In December 1994, the Company was awarded a Phase I,
                Small   Business Innovation Research grant (SBIR) through NASA
                for use in the research of low-cost, lightweight aircraft emergency recovery systems. The $70,000 grant was used to provide a feasibility study to determine whether or not future funding through NASA in the form of a Phase II grant is warranted. The Phase I research was completed in June 1995 and the Phase II grant was applied for as part of the final report. The Company has been notified that it has been selected to negotiate a Phase II contract. Negotiations are still underway, but the exact timing of a final contract as well as future funding has been delayed by the government shutdowns and current budget negotiations in congress. The Company is optimistic that a contract and funding will still be granted during fiscal year 1996.

                The Company anticipates applying for additional grants over the coming fiscal years through the SBIR program and other programs sponsored by NASA. No assurances can be made as to the future success of the current grant nor the likelihood of the receipt or success of any future grants.

        - In October 1995, the Company entered into an agreement with its only domestic competitor to effectively eliminate its domestic competition. The effect of this transaction should be evident by the Company's second quarter of fiscal year 1996. Although the agreement calls for debt service over a ten year period, the Company believes that the agreement will have a positive impact on both profitability and cash flow.

                This agreement in addition to other sales programs that have been implemented by the Company over the past several years should continue to strengthen the Company's revenues and profitability into the future. See Note F of Notes to Financial Statements for further information.


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


                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        The Company has been named in a lawsuit claiming that the Company manufactured a device that exploded, causing injury to one individual. The Company has submitted evidence supporting its position that the product involved was not manufactured by the Company. The Company has asked to be released from the lawsuit and believes it has no exposure in this matter.

Item 6. Exhibits and Reports on Form 8-K

        There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended December 31, 1995.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     BALLISTIC RECOVERY SYSTEMS, INC.


                     By  /s/ Mark B. Thomas
                         -----------------------
                         Mark B. Thomas
                         Chief Executive Officer



Dated February 14, 1996

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BALLISTIC RECOVERY SYSTEMS, INC.


                       By /s/ Mark B. Thomas
                          -----------------------
                          Mark B. Thomas
                          Chief Executive Officer



Dated February 14, 1996