Form 10QSB
period 1996-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 1996-05-15
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)
X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

    For the quarterly period ended MARCH 31, 1996


____Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

    For the transition period from __________ to __________


    Commission file number      0-15318


                    BALLISTIC RECOVERY SYSTEMS, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)


            Minnesota                                                                              41-1372079
- - --------------------------------------                                                   --------------------------------
(State or Other Jurisdiction of                                                  (IRS Employer ID Number)
Incorporation or Organization)


            1845 Henry Avenue, South St. Paul, Minnesota, 55075-3541
                    (Address of Principal Executive Offices)


                                  (612) 457-7491
                 Issuer's Telephone Number Including Area Code)


                                      N/A
  (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes        X             No_____________



Number of shares outstanding as of April 10, 1996:       4,454,474

                                     INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION
- - ------------------------------
Item 1.  Financial Statements (Unaudited).                                         Page
                                                                                   ----

         Balance sheets as of March 31, 1996 and September
         30, 1995.                                                                    3

         Statements of operations for the three months and six
         months ended March 31, 1996 and 1995.                                        4

         Statements of cash flow for the six months ended
         March 31, 1996 and 1995.                                                     5

         Notes to financial statements at March 31, 1996.                             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                         9


PART II.  OTHER INFORMATION
- - ---------------------------

Item 1.  Legal Proceedings                                                           10

Item 6.  Exhibits and Reports on Form 8-K                                            11

SIGNATURES                                                                           12
- - ----------

          PART I FINANCIAL INFORMATION - Item I.  Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                                           March 30,        September 30,
             ASSETS                                                          1996               1995
                                                                             ----               ----
Current assets:
    Cash                                                                      $44,865          $16,977
    Accounts receivable net of allowance for doubtful
      accounts of $5,000                                                       75,979           66,038
    Inventories                                                               206,101          175,354
    Prepaid expenses                                                            8,515            2,969
                                                                          -----------      -----------

         Total current assets                                                 335,460          261,338
                                                                          -----------      -----------

Furniture and fixtures                                                         69,167           67,005
    Less accumulated depreciation                                            (56,414)         (53,061)
                                                                          -----------      -----------

         Furniture and equipment - net                                         12,753           13,944
                                                                          -----------      -----------

Other assets:
    Patents less accumulated amortization of
         $6,209 and $5,866, respectively                                        5,455            5,799
    Covenant not to compete less accumulated
         amortization of $15,810 (Note F)                                     363,628             ---
                                                                          -----------      -----------

Total assets                                                                 $717,296         $281,081
                                                                          ===========      ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $76,598          $61,563
    Customer deposits                                                          73,741           75,183
    Accrued payroll                                                            21,859           20,099
    Other accrued liabilities                                                  77,786           62,114
    Deferred research and development funding (Note D)                           ---             7,789
    Line-of-credit borrowings                                                  35,000             ---
    Current portion of covenant not to compete (Note F)                        29,664             ---
                                                                          -----------      -----------

         Current and total liabilities                                        314,648          226,748
                                                                          -----------      -----------

Long-term covenant not to compete, less current portion (Note F)              334,672             ---
                                                                          -----------      -----------

Shareholders' equity:
    Common stock ($.01 par value; 10,000,000 shares
         authorized; shares issued and outstanding of
         4,454,474)                                                            44,545           44,545
    Additional paid-in capital                                              2,620,282        2,620,282
    Accumulated deficit                                                   (2,596,851)      (2,610,494)
                                                                          -----------      -----------

         Total shareholders' equity                                            67,976           54,333
                                                                          -----------      -----------

Total liabilities and shareholders' equity                                   $717,296         $281,081
                                                                          ===========      ===========


                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
       For the Three Months and Six Months Ended March 31, 1996 and 1995
                                  (UNAUDITED)


                                                Three Months Ended         Six Months Ended
                                                     March 31,                 March 31,

                                                1996         1995         1996         1995
                                                ----         ----         ----         ----
Sales                                          $483,757     $214,071     $769,689    $377,291
Cost of sales                                   318,189      146,676      504,215     256,587
                                               --------     --------     --------   ---------

Gross profit                                    165,568       67,395      265,474     120,704

Selling, general and administrative              89,985       65,259      171,450     125,329
Research and development                         28,770         (986)      46,802        (656)
                                               --------     --------     --------   ---------

Income from operations                           46,813        3,122       47,222      (3,969)

Other income (expense):
    Interest expense                            (13,013)      (2,357)     (17,770)     (4,918)
    Covenant amortization                        (9,486)         ---      (15,810)        ---
    Other income - net                             ---           277         ---          277
                                               --------     --------     --------   ---------

Net income (loss)                               $24,314       $1,042      $13,642     ($8,610)
                                               ========     ========     ========   =========


Earnings (loss) per share                         $0.01      ($0.00)        $0.00      ($0.00)
                                            =========== ============  ===========  ===========

Weighted average number of shares
    outstanding                               4,454,474    4,416,324    4,454,474    4,416,324
                                              =========    =========    =========    =========





                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                          Increase (Decrease) in Cash
                For the Six Months Ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                              1996         1995
                                                              ----         ----
Cash flow from operating activity:
    Net income                                               $13,642     ($8,610)
    Adjustments to reconcile net income to net cash
    from operating activity:
         Depreciation and amortization                         3,696        3,004
         Amortization of discount on debt                       ---           845
         Amortization of covenant not to compete              15,810         ---
         Inventory valuation reserve                          16,000       12,000
         (Increase) decrease in:
             Accounts receivable                             (9,941)        1,607
             Inventories                                    (46,746)     (10,789)
             Prepaid expenses                                (5,546)        (182)
         Increase (decrease) in:
             Accounts payable                                 15,035     (11,744)
             Accrued expenses                                  8,201     (13,303)
                                                            --------    ---------

    Net cash from operating activities                        10,151     (27,172)
                                                             -------    ---------

Cash flow from investing activities:
    Capital expenditures                                     (2,162)      (3,690)
                                                           ---------   ----------

    Net cash from investing activities                       (2,162)      (3,690)
                                                           ---------   ----------

Cash flow from financing activities:
    Net borrowing under line-of-credit agreement              35,000         ---
    Principal payments on debt                                  ---      (14,227)
    Principal payments on covenant not to compete           (15,101)         ---
                                                           ---------    ---------
    Net cash from financing activities                        19,899     (14,227)
                                                           ---------    ---------

Increase (decrease) in cash                                   27,888     (45,089)
Cash  - beginning of year                                     16,977       53,138
                                                           ---------    ---------

Cash - end of period                                         $44,865       $8,049
                                                            ========    =========



                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (UNAUDITED)


A.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1995.

B.  INVENTORIES

    The components of inventory consist of the following:

                                                   03/31/96                  09/30/95
                                                   --------                  --------
    Raw materials                                  $194,116                  $166,544
    Work in process                                  21,303                    18,125
    Finished goods                                    6,682                     5,685
    Less valuation reserve                         (16,000)                  (15,000)
                                                   --------                  --------
         Total inventories                         $206,101                  $175,354
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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (UNAUDITED)


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

    The Company signed a Phase II contract with NASA on March 8, 1996 and work on that project commenced at that time. The total contract award was for a firm fixed price grant of $581,875 for a period not to exceed 24 months.
    Of the total contract price, the Company has received an allocation of $150,000 at this time. Future allocations are expected throughout the term of the contract, but it is not guaranteed as the allocations are part of the federal budget process.

    For the quarter ended March 31, 1996, the Company recognized $5,464 as an offset to research and development expenditures for work performed to date on the Phase II project.

F.  COVENANT NOT TO COMPETE

    On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), the Company's sole U.S. competitor, whereby:

    1.       SCI ceased all business activities, and

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (UNAUDITED)

F.  COVENANT NOT TO COMPETE - (Continued)

                                                     Future                   Present
                                                     Dollars                  Dollars
                                                     -------                  -------

    Cash at signing                               $   5,000                 $   5,000
    Parachute systems                                15,000                    15,000
    Non-interest bearing four year note              80,000                    63,732
    4% ten year note                                400,000                   295,706
                                                   --------                 ---------
                                                  $ 500,000                 $ 379,438
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS:

    Sales for the second quarter of the current fiscal year were up by 126% over the same prior year period. Year to date sales were up by 104%. The increase in sales is attributable to continuing improvement in ultralight aircraft sales for both currently existing aircraft designs as well as those of new manufacturers. In addition, the Company believes that the departure of the Company's only domestic competitor has stimulated an increase in the Company's sales. The sales plans that were implemented in the second and third quarters of the previous fiscal year have also contributed by expanding the Company's dealer base and expanding sales to the existing dealers. By the end of the current quarter, the flow of new orders has begun to stabilize at levels slightly ahead of the previous year.

    Gross margins also improved by 2.7% up to 34.2% from 31.5%. The improvement was generated by increases in labor and overhead efficiencies resulting from the higher and more efficient sales volumes for the quarter.

    Selling, general and administrative expenses went down as a percentage of sales. The actual dollar increase in expenses was a result of several factors including the addition of sales personnel during the second quarter of the prior fiscal year, increased support staff costs due to the increased sales volumes, and increased travel expenses and legal fees.

    Gross research and development costs were basically flat with that of the previous fiscal year, however, the net cost to the Company increased by almost $30,000 for the quarter. This increase is a result of not receiving funding for the current fiscal year quarter from the outside research and development projects that were both in place in the prior fiscal year. In addition, the Phase II SBIR contract had just begun at the end of the current quarter while the Phase I contract was in place in the previous fiscal year. Instead of working on outside funded projects, the Company's engineers have been utilized to support the sport aviation segment of the business, as well as develop additional proposals for outside funded projects that may benefit the Company in the future. By the end of the current quarter, both the SBIR Phase II contract as well as the additional outside research project were in progress, and the focus of research and development was shifted back to those outside funded projects.

    The other income and expense category increased as a direct result of the covenant not to compete agreement entered into by the Company in October of the current year.

    LIQUIDITY AND CAPITAL RESOURCES:

    Management intends to continue to improve the Company's operations and cash flows in 1996 by continuing to monitor and enhance cost saving plans adopted in the prior years and implementation of new ones. The following outlines management's plans:

    o The Company's focus on research and development has shifted over the past several years. Following the completion of the GARD-150 project, it became the intention of the Company to find outside sources for research and development funding in order to continue its efforts towards long-term product development and expansion. In 1994, the Company received initial funding and signed letters of intent for two research and development contracts for larger emergency parachute systems. One of the projects is ongoing and that company is developing a four place composite, certified aircraft. The other project was for a company developing three experimental category aircraft consisting of two place, five place and seven place composite aircraft. This second project was suspended in 1995. The successful completion of either of these projects cannot be assured. With the signing of these two agreements, the Company believes that it has begun the process of possibly expanding its research and development efforts into a profit center for the Company through outside funding. In addition, the receipt of outside funding has increased the Company's opportunities to develop products for expanded applications throughout the general aviation and experimental aircraft markets. It will always be the intention of the Company to retain the rights to any developed technology and the rights to manufacture any related products. See Note D of Notes to Financial Statements for further information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

    LIQUIDITY AND CAPITAL RESOURCES: - (Continued)

    o In December 1994, the Company was awarded a Phase I, Small Business Innovation Research grant (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The $70,000 grant was used to provide a feasibility study to determine whether or not future funding through NASA in the form of a Phase II grant is warranted. The Phase I research was completed in June 1995 and the Phase II grant was applied for as part of the final report.

             The Company signed a Phase II contract with NASA on March 8, 1996 and work on that project commenced at that time. The total contract award was for a firm fixed price grant of $581,875 for a period not to exceed 24 months. See Note E of Notes to Financial Statements for additional information. No assurances can be made as to the future success of this project, or whether or not all of the contract amount will be allocated and received over the life of the contract.

             The Company anticipates applying for additional grants over the coming fiscal years through the SBIR program and other programs sponsored by NASA. No assurances can be made as to the future success of the current grant nor the likelihood of the receipt or success of any future grants.

    o In October 1995, the Company entered into an agreement with its only domestic competitor to effectively eliminate its domestic competition. The Company believes that the effects of this transaction began to become evident in the positive sales trends that were shown for the Company's second quarter of fiscal year 1996. As a result of other sales efforts that were underway, the exact benefit of this transaction in terms of sales volumes cannot be specifically determined. Although the agreement calls for debt service over a ten year period, the Company believes that the agreement will have a positive impact on both profitability and cash flow.

             This agreement in addition to other sales programs that have been implemented by the Company over the past several years should continue to strengthen the Company's revenues and profitability into the future. See Note F. of Notes to Financial Statements for further information.


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

    The Company was named in a second lawsuit which claims that the Company's product failed to perform when called upon. Preliminary information in the suit has not established that the Company's product was involved, and no details of the allegations have been provided. The plaintiff was injured in the accident involving an ultralight that allegedly had one of the Company's parachute recovery systems on board. The Company has filed a motion for dismissal of the Company from the suit. A hearing date has been
    set for June 1996.   The exposure to the Company is uncertain at this time.

Item 6.  Exhibits and Reports on Form 8-K

    (a)      Exhibits

        Page #      Exhibit #       Description
        ------      ---------       -----------
        13          10.1            Phase II Small Business Innovation Research Grant Contract between the Company and the NASA
                                          Langley Research Center dated March 8, 1996 is filed as an exhibit to this 10-QSB filing.


    (b) The Company did not file any reports on Form 8-K for the three months ended March 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        BALLISTIC RECOVERY SYSTEMS, INC.


                        By  /s/ Mark B. Thomas
                            ------------------
                             Mark B. Thomas
                             Chief Executive Officer and Chief Financial Officer


Dated May 14, 1996