Form 10QSB
period 1996-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 1996-08-14
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)
   X   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
- ------ Act of 1934 (No Fee Required)

       For the quarterly period ended JUNE 30, 1996


- ------ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

       For the transition period from __________ to __________


       Commission file number      0-15318
                                   -------

                      BALLISTIC RECOVERY SYSTEMS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)




        Minnesota                                           41-1372079
- --------------------------------------                 ------------------------
(State or Other Jurisdiction of                        (IRS Employer ID Number)
Incorporation or Organization)



            1845 Henry Avenue, South St. Paul, Minnesota, 55075-3541
            --------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  (612) 457-7491
                 ----------------------------------------------
                 Issuer's Telephone Number Including Area Code)


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

Yes   X         No
    ------         ------


Number of shares outstanding as of August 9,1996:    4,454,474
                                                  ---------------

                                     INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.  Financial Statements (Unaudited).                                 Page
                                                                           ----

         Balance sheets as of June 30, 1996 and September
         30, 1995.                                                          3

         Statements of operations for the three months and nine
         months ended June 30, 1996 and 1995.                               4

         Statements of cash flow for the nine months ended
         June 30, 1996 and 1995.                                            5

         Notes to financial statements at June 30, 1996.                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                               9


PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                 12
- ----------

          PART I FINANCIAL INFORMATION - Item I.  Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                                        June 30,       September 30,
                           ASSETS                                         1996             1995
                                                                          ----             ----
Current assets:
    Cash                                                             $    53,650      $    16,977
    Accounts receivable - net of allowance for doubtful
       accounts of $5,000                                                 70,407           66,038
    Inventories                                                          277,134          175,354
    Prepaid expenses                                                       5,630            2,969
                                                                     -----------      -----------

       Total current assets                                              406,821          261,338
                                                                     -----------      -----------

Furniture and fixtures                                                    74,729           67,005
    Less accumulated depreciation                                        (58,090)         (53,061)
                                                                     -----------      -----------

       Furniture and equipment - net                                      16,639           13,944
                                                                     -----------      -----------
Other assets:
    Patents less accumulated amortization of
       $6,380 and $5,866, respectively                                     5,284            5,799
    Covenant not to compete less accumulated
       amortization of $25,296 (Note F)                                  354,142              ---
                                                                     -----------      -----------

Total assets                                                         $   782,886      $   281,081
                                                                     ===========      ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $    71,322      $    61,563
    Customer deposits                                                     92,849           75,183
    Accrued payroll                                                       20,988           20,099
    Other accrued liabilities                                             64,797           62,114
    Deferred research and development funding (Note D)                       ---            7,789
    Line-of-credit borrowings                                             30,000              ---
    Current portion of covenant not to compete (Note F)                   30,487              ---
                                                                     -----------      -----------

       Current liabilities                                               310,443          226,748
                                                                     -----------      -----------

Long-term covenant not to compete, less current portion (Note F)         326,735              ---
                                                                     -----------      -----------

Shareholders' equity:
    Common stock ($.01 par value; 10,000,000 shares
       authorized; shares issued and outstanding of
       4,454,474)                                                         44,545           44,545
    Additional paid-in capital                                         2,620,282        2,620,282
    Accumulated deficit                                               (2,519,119)      (2,610,494)
                                                                     -----------      -----------

       Total shareholders' equity                                        145,708           54,333
                                                                     -----------      -----------

Total liabilities and shareholders' equity                           $   782,886      $   281,081
                                                                     ===========      ===========


                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
       For the Three Months and Nine Months Ended June 30, 1996 and 1995
                                  (UNAUDITED)



                                              Three Months Ended      Nine Months Ended
                                                  June 30,                June 30,
                                            1996         1995         1996        1995
                                            ----         ----         ----        ----
Sales                                    $  579,124   $  388,783   $1,348,813  $  766,074
Cost of sales                               361,875      260,165      866,090     516,752
                                         ----------   ----------   ----------  ----------

Gross profit                                217,249      128,618      482,723     249,322

Selling, general and administrative         120,876       95,443      292,326     220,772
Research and development                     (3,092)          15       43,710        (641)
                                         ----------   ----------   ----------  ----------

Income from operations                       99,465       33,160      146,687      29,191

Other income (expense):
    Interest expense                        (12,247)      (1,818)     (30,017)     (6,736)
    Covenant amortization                    (9,486)         ---      (25,296)        ---
    Other income - net                          ---          172          ---         449
                                         ----------   ----------   ----------  ----------

Net income (loss)                        $   77,732   $   31,514   $   91,374  $   22,904
                                         ==========   ==========   ==========  ==========

Earnings (loss) per share                     $0.02        $0.01        $0.02       $0.01
                                         ==========   ==========   ==========  ==========

Weighted average number of shares
    outstanding                           4,454,474    4,421,324    4,454,474   4,421,324
                                         ==========   ==========   ==========  ==========



                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                          Increase (Decrease) in Cash
                For the Nine Months Ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                                         1996            1995
                                                                         ----            ----
Cash flow from operating activity:
   Net income                                                         $ 91,374        $ 22,904
   Adjustments to reconcile net income to net cash
   from operating activity:
        Depreciation and amortization                                    5,544           4,506
        Amortization of discount on debt                                   ---             986
        Amortization of covenant not to compete                         25,296             ---
        Inventory valuation reserve                                     24,000           8,000
        (Increase) decrease in:
           Accounts receivable                                          (4,369)             78
           Inventories                                                (125,780)        (66,887)
           Prepaid expenses                                             (2,661)         (3,201)
        Increase (decrease) in:
           Accounts payable                                              9,760         (18,414)
           Accrued expenses                                             13,449          34,762
                                                                      --------        --------

   Net cash from operating activities                                   36,613         (17,266)
                                                                      --------        --------
Cash flow from investing activities:
   Capital expenditures                                                 (7,724)         (5,281)
                                                                      --------        --------

   Net cash from investing activities                                   (7,724)         (5,281)
                                                                      --------        --------
Cash flow from financing activities:
   Net borrowing under line-of-credit agreement                         30,000             ---
   Principal payments on debt                                              ---         (19,128)
   Principal payments on covenant not to compete                       (22,216)            ---
                                                                      --------        --------

   Net cash from financing activities                                    7,784         (19,128)
                                                                      --------        --------

Increase (decrease) in cash                                             36,673         (41,675)
Cash  - beginning of year                                               16,977          53,138
                                                                      --------        --------

Cash - end of period                                                  $ 53,650        $ 11,463
                                                                      ========        ========





                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (UNAUDITED)


A.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1995.

B.  INVENTORIES

    The components of inventory consist of the following:

                                 06/30/96        09/30/95
                                 --------        --------
    Raw materials                $262,504        $166,544
    Work in process                28,645          18,125
    Finished goods                  9,985           5,685
    Less valuation reserve        (24,000)        (15,000)
                                 --------        --------
      Total inventories          $277,134        $175,354
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

    Total funding received to date is $36,000, of which $28,212 was reflected as an offset to research and development expenses and was netted in the expense for 1995 and 1994. The remaining $7,789 was taken as an offset to research and development expenses for the quarter ended December 31, 1995. Additional work was performed during the current quarter resulting in an additional offset to research and development expenses of $10,238. The balance of the receivable was outstanding at the end of the quarter.

    Additional funding, although not guaranteed, is expected to be received on a monthly basis over the next 12 to 18 months as the research and development progresses. Although exact time lines and production volumes are uncertain, it is expected that manufacturing of production units will commence at the end of the funding time line.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (UNAUDITED)


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

    The Company signed a Phase II contract with NASA on March 8, 1996 and work on that project commenced at that time. The total contract award was for a firm fixed price grant of $581,875 for a period not to exceed 24 months. Of the total contract price, the Company has received an allocation of $300,000 at this time. Future allocations are expected throughout the term of the contract, but it is not guaranteed as the allocations are part of the federal budget process.

    For the quarter ended June 30, 1996, the Company recognized $41,446 as an offset to research and development expenditures and $46,910 year to date for work performed on the Phase II project.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (UNAUDITED)


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


G.  SUBSEQUENT EVENT

    In July 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order was for a total of $97,000 and covers an 18 month period. The purchase order calls for development funding of the recovery system as
    well as the delivery of completed recovery systems.   No assurances can be
    made as to the success of the development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS:

         Sales for the third quarter of the current fiscal year were up by 49% over the same prior year period. Year to date sales were up by 76%. The increase in sales is attributable to continuing improvement in ultralight aircraft sales for both currently existing aircraft designs as well as those of new manufacturers. In addition, the Company believes that the departure of the Company's only domestic competitor has stimulated an increase in the Company's sales. The sales plans that were implemented in the second and third quarters of the previous fiscal year have also contributed by expanding the Company's dealer base and expanding sales to the existing dealers. By the end of the preceding quarter, the flow of new orders had begun to stabilize at levels slightly ahead of the previous year.

         Gross margins for the current quarter also improved by 4.4% up to 37.5% from 33.5%. The improvement was generated by increases in labor and overhead efficiencies resulting from the higher and more efficient sales volumes for the quarter. In addition, minor pricing and discount adjustments implemented in the early part of the second quarter contributed to the current quarter margin increases.

         Selling, general and administrative expenses went down as a percentage of sales. The actual dollar increase in expenses was a result of several factors including the addition of sales personnel during the second quarter of the prior fiscal year, increased support staff costs due to the increased sales volumes, and increased travel expenses and legal fees.

         Gross research and development costs were up over the prior year for the current quarter as well as year to date. The increase was a result of increased wage rates for the engineering staff, the addition of a technician to assist in the expanded research and development activities, and increased out of pocket costs to support the research projects. The year to date increase reflects expenditures incurred by the Company while outside funding was not available due to timing of the contacts.

         The other income and expense category increased as a direct result of the covenant not to compete agreement entered into by the Company in October of the current fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES:

         Management intends to continue to improve the Company's operations and cash flows in 1996 by continuing to monitor and enhance cost saving plans adopted in the prior years and implementation of new ones. The following outlines management's plans:

         -- The Company's focus on research and development has shifted over the past several years. Following the completion of the GARD-150 project, it became the intention of the Company to find outside sources for research and development funding in order to continue its efforts towards long-term product development and expansion.
             In 1994, the Company received initial funding and signed letters of intent for two research and development contracts for larger emergency parachute systems. One of the projects is ongoing and that company is developing a four place composite, certified aircraft. The other project was for a company developing three experimental category aircraft consisting of two place, five place and seven place composite aircraft. This second project was suspended in 1995. The successful completion of either of these projects cannot be assured. With the signing of these two agreements, the Company believes that it has begun the process of possibly expanding its research and development efforts into a profit center for the Company through outside funding. In addition, the receipt of outside funding has increased the Company's opportunities to develop products for expanded applications throughout the general aviation and experimental aircraft markets. It will always be the intention of the Company to retain the rights to any developed technology and the rights to manufacture any related products. See Note D of Notes to Financial Statements for further information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

         LIQUIDITY AND CAPITAL RESOURCES: - (Continued)

         -- In December 1994, the Company was awarded a Phase I, Small Business Innovation Research grant (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The $70,000 grant was used to provide a feasibility study to determine whether or not future funding through NASA in the form of a Phase II grant is warranted. The Phase I research was completed in June 1995 and the Phase II grant was applied for as part of the final report.

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

         -- In October 1995, the Company entered into an agreement with its only domestic competitor to effectively eliminate its domestic competition. The Company believes that the effects of this transaction began to become evident in the positive sales trends that were shown for the Company's second and third quarters of fiscal year 1996. As a result of other sales efforts that were underway, the exact benefit of this transaction in terms of sales volumes cannot be specifically determined. Although the agreement calls for debt service over a ten year period, the Company believes that the agreement will have a positive impact on both profitability and cash flow.

             This agreement in addition to other sales programs that have been implemented by the Company over the past several years should continue to strengthen the Company's revenues and profitability into the future. See Note F. of Notes to Financial Statements for further information.

         -- In July 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order was for a total of $97,000 and covers an 18 month period. The purchase order calls for development funding of the recovery system as well as the delivery of completed
             recovery systems.  No assurances   can be made as to the success of
             the development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

Management intends to fund all of its continuing operation out of its current revenues with the exception of expanded research and development. Management believes that the current business operation is adequate to support the ongoing operations of the Company during the next twelve month period and will maintain expenses at the necessary levels until further funding opportunities materialize.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company has been named in a lawsuit claiming that the Company manufactured a device that detonated, causing injury to one individual. The Company has submitted evidence supporting its position that the product involved was not manufactured by the Company. The Company has asked to be released from the lawsuit and believes it has no exposure in this matter.

         The Company was named in a second lawsuit which claims that the Company's product failed to perform when called upon. The plaintiff alleges that he was injured in an accident involving an ultralight that had one of the Company's parachute recovery systems on board. Subsequently, a representative of the Company performed an inspection of the recovery system and actually fired the system. The system deployed as expected. Preliminary correspondence indicates that the plaintiff's counsel does not intend to release the Company from the suit at this time. The claim is for damages in excess of $15,000, but the exposure to the Company is uncertain at this time.



Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended June 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BALLISTIC RECOVERY SYSTEMS, INC.


                          By /s/ Mark B. Thomas
                             --------------------------
                             Mark B. Thomas
                             Chief Executive Officer and Chief Financial Officer



Dated August 13, 1996