Form 10KSB
period 1996-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 1996-12-26
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB
(Mark One)
  X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934 (Fee Required)

       For the fiscal year ended September 30, 1996

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

       For the transition period from            to
                                      ----------    ----------

Commission File number 0-15318
                       ---------

                        BALLISTIC RECOVERY SYSTEMS, INC.
                 ----------------------------------------------
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


Issuer's telephone number including area code: (612) 457-7491
                                               -----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------
Securities registered pursuant to
Section 12(g) of the Act:                    Common Stock, $.01 par value
                                             ----------------------------
                                                   (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
   X   Yes         No
 -----       -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X  .
                               -----

State Issuer's revenues for the most recent fiscal year:  $1,731,414.

Based upon the average bid and asked prices of the Issuer's Common Stock, the aggregate market value of the Common Stock held by Non-affiliates of the Issuer as of December 9, 1996 was approximately $1,762,740.

Number of shares outstanding as of December 9, 1996:   4,454,474.


  Index for exhibits is located on page 28.  This document contains 29 pages.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's Definitive Proxy Statement to be used in connection with the election of directors at the 1997 annual shareholders meeting (the "Proxy Statement") are incorporated by reference into Part III, Items 9-12 as follows:



Part of From 10-K                        Portion of Proxy Statement
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

(a)   Business Development

      The Company is engaged in the design, development, manufacturing, marketing and distribution of parachute recovery systems for use with recreational ("Sport Aviation") and general aviation ("GARD") aircraft. In 1993, the Company received Federal Aviation Administration ("FAA") approval of the GARD-150 product for installation on FAA-certified Cessna 150/152 aircraft.

      Beginning in 1994, the Company established project engineering as a separate profit center. The Company sought and established relationships with outside sources for research and development funding in order to continue its efforts towards long-term product development and expansion. During 1994, the Company began receiving outside funding for certain research and development projects including two projects that are ongoing at the present time.

      One of the ongoing projects calls for the development of a larger version of the GARD-150 system for use in a new certified general aviation aircraft. This particular aircraft, if successfully certified, will be the first general aviation aircraft to have the Company's product included as standard equipment.

      The other ongoing project revolves around the continuation of the Company's Small Business Innovation Research grant (SBIR) through NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received a Phase I grant during 1994. All work under this Phase I grant was completed during fiscal year 1995. With the completion of Phase I, the Company applied for and received a Phase II grant to continue on with the research that it began in the first phase. The Phase II grant, which began in March 1996, is for a maximum of $581,000 over a period of 24 months.

      In June 1996, the Company received a development contract for a recovery system for a prototype unmanned aircraft being developed by a military contractor. The contract, which covers an 18 month period and a maximum amount of $117,000, calls for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models. This project is a development project for the government contractor and may or may not be successful.

      It is the intention of the Company to continue to look for additional contract engineering opportunities as well as to applying for other government funding through the SBIR program as well as other NASA sponsored programs.

(b)   Narrative Description of Business

      PRINCIPAL PRODUCTS:

      The Company's principal product line is ballistically deployed parachute recovery systems. The systems, in an emergency situation, may be activated by the pilot releasing a parachute that is designed to open quickly, slow the decent of the aircraft, and lower it safely to the ground to prevent or reduce human injury and damage to the aircraft. Contract engineering services also deal with long-term product development and expansion of the ballistically deployed parachute recovery systems.

      Sport Aviation Products:

      These systems are used by unregistered aircraft such as ultralights, hang gliders, paragliders and aircraft registered with the FAA as experimental. The Company manufactures these products and sells them to individuals and through dealers who also market and sell the aircraft and related products.

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

      The Company 's sales and marketing efforts generated seven GARD-150 system sales to date. However, the GARD-150 gained media interest. The media attention resulted in domestic and international television and radio broadcasts as well as coverage in domestic and international aviation and non-aviation magazines. Marketing efforts for the GARD-150 product have been suspended with the exception of the pursuit of additional media coverage.

      Contract Research and Development:

      Following the receipt of the STC on the GARD-150 product, the Company was approached by several aircraft manufacturers that expressed interest in developing parachute systems for their aircraft. In 1994, the Company received initial funding and signed letters of intent for two research and development contracts for larger emergency parachute systems. One of the projects is ongoing for a company that is developing a four place composite, certified aircraft. If successfully certified, this aircraft will be the first FAA certified aircraft to offer one of the Company's
      recovery systems as standard equipment.   The other project was for a
      company that is developing three experimental category aircraft. This second project was suspended in 1995. See Note 2 of Notes to Financial Statements for further information.

      The Company is also involved in the Small Business Innovation Research grant (SBIR) program through NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received a Phase I grant during 1994 which was completed during fiscal year 1995. With the completion of Phase I, the Company applied for a Phase II grant to continue on with the research that it began in the first phase. The Phase II grant, which began in March 1996, is for a maximum of $581,000 for a period of 24 months. See
      Note 3 of Notes to Financial Statements for further information.

      In June 1996, the Company received a development contract for a recovery system for a prototype unmanned aircraft being developed by a military contractor. The contract, which covers an 18 month period and a maximum amount of $117,000, calls for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models. This project is a development project for the government contractor and may or may not be successful. See Note 4 of Notes to Financial Statements for further information.

      The successful completion of any of these projects cannot be assured. Also, there can be no assurance that if these projects are completed, that they will produce revenues for the Company or that they will produce technology that can be applied to other similar aircraft or products, or that if produced, will be successfully marketed and sold.

      MANUFACTURING OPERATIONS AND SUPPLIERS:

      Assembly of the Company's product line is performed by the Company's personnel in a South St. Paul, Minnesota facility, using component parts made to its specifications. Parachutes and ballistic devices are each purchased from certain key vendors. Other components are purchased from a variety of suppliers. The Company routinely searches for new vendors and feels alternate sources can be found should any of these vendors be unable to meet the Company's needs.

      PATENTS:

      On August 26, 1986, United States Patent No. 4,607,814 was issued to the founder of the Company, for an explosively deployed parachute system for ultralight aircraft. The patent, which with the payment of continuing maintenance fees, is effective until 2003 and has been assigned to the Company. This patent does not cover the rocket charge deployment aspect of the system currently being sold by the Company.

      On September 5, 1989, United States Patent No. 4,863,119 was issued to the Company on behalf of two of the Company's employees for a "Parachute Reefing Device" deployed as part of a ballistic parachute system on an ultralight aircraft. The two employees have assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2006. This patented feature is utilized in the Company's sport aviation line as well as in its general aviation product. Current development projects also utilize the reefing device as a integral design component.

      When the Company completes development of additional ballistic parachute recovery systems, it intends to apply for patents for such systems. There can be no assurance, however, that any patents will be granted or, if granted that they will be of material benefit to the Company.

      SEASONALITY:

      Typically, the Company experiences seasonality in its sports aviation line. The second and third quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season. The Company's sales efforts have been expanded to increase its presence in new and existing markets as a means of reducing this seasonality.

      DEPENDENCE ON A SINGLE CUSTOMER:

      During the fiscal years ended September 30, 1996 and 1995, the Company was not dependent on any single customer that accounted for more that 10% of its sales. The Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

      BACKLOG OF ORDERS:

      As of September 30, 1996 and 1995, the Company had a backlog of orders totaling approximately $294,000 and $150,000, respectively. The 1996 backlog is expected to be filled during fiscal year 1997.

      RESEARCH AND DEVELOPMENT:

      A summary of research and development is as follows:

                                                    1996           1995
                                                 ---------      ---------
      Total research and development
         expenditures                            $ 164,762      $ 109,361

      Revenues recognized under contract
         research and development
         relationships                            (119,747)       (90,448)
                                                 ---------      ---------
      Research and development, net              $  45,015      $  18,913
                                                 =========      =========


      The sources of the outside funding included: current development of a recovery system for the planned to be certified aircraft; the SBIR grant; and the unmanned aircraft recovery system as discussed in Notes 2, 3 and 4 of the Notes to Financial Statements.

      COMPETITION:

      The Company sells its ballistically deployed parachute recovery systems in the United States and internationally. The Company entered into a covenant not to compete agreement on October 26, 1995 with Second Chantz ("SCI"), whom the Company believes was the only domestic competitor for ballistically deployed parachute systems for the domestic sport aviation market. Several foreign companies have or are attempting to introduce new competitive products into the international sport aviation market. At present, none of the foreign companies have successfully entered the domestic market. The Company believes its current systems were the first in the market and that its products and service are superior to its competitors.

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

      Many companies with resources and capabilities greater than those of the Company could develop, manufacture and market a parachute recovery system competitive with that of the Company, although the Company believes that such development and approval could take several years to complete.

      ENVIRONMENTAL COMPLIANCE:

      The Company believes that it is in compliance with all current federal and state environmental laws.

      EMPLOYEES:

      As of September 30, 1996, the Company had 14 full-time and 2 part-time employees at its South St. Paul facility.

Item 2.  Description of Property

      Through the end of fiscal year 1996, the Company leased 10,000 square feet of a 30,000 square foot commercial building at Fleming Field Airport
      in South St. Paul, Minnesota.   Beginning October 1, 1996, the Company
      signed a lease for a stand alone 13,000 office and production facility located on the same airport in South St. Paul, Minnesota. The building is a World War II training hangar which included a small office structure inside the facility. The Company renovated and expanded the office area and added rest room facilities. The move of the production facility and offices was completed at the end of November 1996. (See Note 10 of Notes to Financial Statements).

Item 3.  Legal Proceedings

      The Company is not currently involved in any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)   Market Information

      Effective May 12, 1992, the Company's common stock was deleted from the NASDAQ listings and there is currently no established trading market for the stock. The stock is listed on the pink sheets and the electronic bulletin board on the over the counter market. Stock trading has been sporadic since that date. Exact trading prices are not known since there is no mechanism in place to report the trading prices. However, several stock tracking services, residing on the Internet, show the Company's trading volumes with bid and ask prices as far back as August 1995.
      Based on information provided by these Internet stock tracking services, the Company believes that the current asking price would be $0.69 and the current bid price would be $0.69.

      The following table sets forth the estimated high and low bid prices for the periods indicated. The estimated bid prices shown are based on information from several Internet stock tracking services and discussions with brokers familiar with the Company's common stock. These estimates represent inter-dealer prices, without retail markup, markdown, or commission, and do not necessarily represent actual transactions.


                           First    Second   Third    Fourth
                           Quarter  Quarter  Quarter  Quarter
                           -------  -------  -------  -------
          Common Stock:
          -------------
          1996     High     $0.25    $0.50    $1.38    $1.19
                   Low      $0.06    $0.06    $0.25    $0.69

          1995     High     $0.13    $0.13    $0.13    $0.25
                   Low      $0.06    $0.06    $0.06    $0.06

(b)   Holders

      As of December 9, 1996, the Company estimates there were approximately 1,200 beneficial owners of the Company's common stock.

(c)   Dividends

      No dividends have been paid on the Company's securities and it is not anticipated that any dividends will be paid in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Fiscal year 1996 was the third consecutive year of profitability for the Company. The primary contributing factor was the Company's ability to generate outside funding to offset the majority of research and development expenditures. This was in part due to the receipt of the SBIR grant, as well as the several contract research and development projects. These sources generated $119,747 in outside funding that was taken as an offset to R&D expenses. This compares with $90,448 in outside funding for research and development that was generated from all sources in fiscal year 1995.

Sales for fiscal year 1996 were up 52% over 1995. The increase in sales is attributable to continuing improvement in ultralight aircraft sales for both currently existing aircraft designs as well as those of new manufacturers. In addition, the Company believes that the SCI agreement has stimulated an increase in the Company's sales. The sales plans that were implemented in the second and third quarters of the previous fiscal year have also contributed by expanding the Company's dealer base and expanding sales to the existing dealers. The Company believes that sales volumes from the ultralight and experimental aircraft markets for fiscal year 1997 will continue at levels at least as that of fiscal year 1996.

The Company anticipates revenue contributions from current and planned research and development projects which are expected to be completed or nearing completion in fiscal year 1997. The actual contribution cannot be determined at this time, but revenues are planned for sale of systems for larger experimental aircraft and possibly from the Company's contract research and development projects.

Gross margins for the current fiscal year also improved by 4.2% up to 37.7% from 33.5%. The improvement was generated by increases in labor and overhead efficiencies resulting from the higher and more efficient sales volumes for the year. In addition, minor pricing and discount adjustments implemented in the early part of the second quarter contributed to the current year margin increases.

Selling, general and administrative expenses went down as a percentage of sales. The actual dollar increase in expenses was a result of several factors including the addition of sales personnel during the second quarter of the prior fiscal year, increased support staff costs due to the increased sales volumes, and increased travel expenses and legal fees. Additional increases in this category are expected for fiscal year 1997 as the Company expands its marketing efforts in current and future markets, makes adjustments in administrative expenditures.

The gross expenditures for research and development increased by approximately $55,000 which represented increases in payroll costs and expenses that were specifically associated with the outside funded projects. As noted earlier, this increase was offset in part by the increase in outside funding from $90,448 in 1995 to $119,747 in 1996.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES: (CONTINUED)

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

In October 1995, the Company entered into a non-compete agreement with its only domestic competitor, SCI. As a result of other sales efforts that were underway, the exact benefit of the SCI transaction in terms of sales volumes cannot be specifically determined. Although the agreement calls for debt service over a ten year period, the Company believes that the agreement will have a positive impact on both profitability and cash flow. This agreement, in addition to other sales programs that have been implemented by the Company over the past several years, should continue to strengthen the Company's revenues and profitability into the future.

In July 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order was for a total of $117,814 and covers an 18 month period. The purchase order calls for development funding of the recovery system as well as the delivery of completed
recovery systems.   No assurances   can be made as to the success of the
development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

Management intends to fund all of its continuing operation out of its current revenues with the exception of expanded research and development. Management believes that the current business operation is adequate to support the ongoing operations of the Company during the next twelve month period and will maintain expenses at the necessary levels until further funding opportunities materialize.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES: (CONTINUED)

The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects and other business development activities as well as other capital spending, financial sources and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the elimination of funding for new research and development projects, the decline in unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Item 7.  Financial Statements and Supplementary Data

                                                                           Pg.
(1)  Financial Statements for the years ended
     September 30, 1996 and 1995:

     Independent Auditors' Report                                          13

     Balance Sheets as of September 30, 1996 and 1995                      14

     Statements of Operations for the years ended September 30, 1996
     and 1995                                                              15

     Statements of Shareholders' Equity for the years ended
     September 30, 1996 and 1995                                           16

     Statements of Cash Flows for the years ended September 30,
     1996 and 1995                                                         17

     Notes to Financial Statements                                         18


(2) Financial Statement Schedules of Supplemental Information are no longer required under Regulation S-B.

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
Ballistic Recovery Systems, Inc.
South St. Paul, Minnesota

We have audited the accompanying balance sheet of Ballistic Recovery Systems, Inc. as of September 30, 1996 and the related statement of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended September 30, 1995, were audited by other accountants who have ceased operations. They expressed an unqualified opinion on them in their report dated November 13, 1995, but they have not performed any audit procedures since that date.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes an assessment of the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 1996 and the results of operations and cash flow for the year then ended, in conformity with generally accepted accounting principles.


/s/ Callahan, Johnston & Associates, LLC

Callahan, Johnston & Associates, LLC
Minneapolis, Minnesota
November 19, 1996

                    PART II - Item 7.  Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                          September 30, 1996 and 1995

                              ASSETS                                  1996              1995
                                                                      ----              ----
Current assets:
     Cash                                                        $   117,343       $    16,977
     Accounts receivable - net of allowance for doubtful
          accounts of $12,500 and $5,000, respectively                73,793            66,038
     Inventories                                                     307,213           175,354
     Prepaid expenses                                                  4,197             2,969
                                                                 -----------       -----------
          Total current assets                                       502,546           261,338
                                                                 -----------       -----------

Furniture and fixtures                                                75,747            67,005
     Less accumulated depreciation                                   (59,901)          (53,061)
                                                                 -----------       -----------
          Furniture and equipment - net                               15,846            13,944
                                                                 -----------       -----------
Other assets:
     Patents less accumulated amortization of
          $6,552 and $5,866, respectively                              5,112             5,799
     Covenant not to compete less accumulated
          amortization of $34,782                                    344,656               ---

          Total other assets                                         349,768             5,799
                                                                 -----------       -----------

Total assets                                                     $   868,160       $   281,081
                                                                 ===========       ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                            $    60,923       $    61,563
     Customer deposits                                               126,017            75,183
     Accrued payroll                                                  26,314            20,099
     Other accrued liabilities                                       117,747            62,114
     Deferred research and development funding                           ---             7,789
     Line-of-credit borrowings                                        25,000               ---
     Current portion of covenant not to compete                       31,334               ---
                                                                 -----------       -----------
          Current liabilities                                        387,335           226,748
                                                                 -----------       -----------

Long-term covenant not to compete, less current portion              314,325               ---
                                                                 -----------       -----------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized;
          4,454,474 shares issued and outstanding)                    44,545            44,545
     Additional paid-in capital                                    2,620,282         2,620,282
     Accumulated deficit                                          (2,498,327)       (2,610,494)
                                                                 -----------       -----------
          Total shareholders' equity                                 166,500            54,333
                                                                 -----------       -----------

Total liabilities and shareholders' equity                       $   868,160       $   281,081
                                                                 ===========       ===========




      See Independent Auditors' Report and Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                    Years Ended September 30, 1996 and 1995



                                                            1996         1995
                                                            ----         ----
Sales                                                   $1,731,414   $1,137,134
Cost of sales                                            1,078,789      756,115
                                                        ----------   ----------
Gross profit                                               652,625      381,019

Selling, general and administrative                        411,244      307,641
Research and development, net (Notes 2, 3 and 4)            45,015       18,913
                                                        ----------   ----------

Income from operations                                     196,366       54,465

Other income (expense):
     Interest expense                                      (41,617)      (9,167)
     Covenant amortization                                 (34,782)         ---
     Other - net                                            (7,500)         505
                                                        ----------   ----------

Income before income taxes                                 112,467       45,803

Income taxes                                                   300          300
                                                        ----------   ----------

Net income                                              $  112,167   $   45,503
                                                        ==========   ==========


Primary earnings per share                              $     0.02   $     0.01
                                                        ==========   ==========

     Weighted average number of shares outstanding       6,379,492    4,454,474
                                                        ==========   ==========

Fully diluted earnings per share                        $     0.02   $     0.01
                                                        ==========   ==========

     Weighted average number of shares outstanding       6,379,492    6,294,752
                                                        ==========   ==========


      See Independent Auditors' Report and Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                    Years Ended September 30, 1996 and 1995


                            Common Stock
                       ---------------------    Additional                       Share-
                       Number of                 Paid-in     Accumulated         holders'
                        Shares        Amount     Capital       Deficit       Equity(Deficit)
                       ---------    --------   ----------     -----------    --------------
Balance 9/30/94        4,416,324     $44,164   $2,610,377     ($2,655,997)     ($ 1,456)

Issuance of stock in
lieu of director fees     38,150         381        9,905              --        10,286

Net income                    --          --           --          45,503        45,503
                       ---------     -------   ----------     -----------      --------

Balance 9/30/95        4,454,474     $44,545   $2,620,282     ($2,610,494)     $ 54,333

Net income                    --          --           --         112,167       112,167
                       ---------     -------   ----------     -----------      --------

Balance 9/30/96        4,454,474     $44,545   $2,620,282     ($2,498,327)     $166,500
                       =========     =======   ==========     ===========      ========


      See Independent Auditors' Report and Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                    Years Ended September 30, 1996 and 1995



                                                                1996          1995
                                                                ----          ----
Cash flows from operating activity:
   Net income                                                $ 112,167      $ 45,503
   Adjustments to reconcile net income to net cash
   from operating activity:
      Depreciation and amortization                              7,527         7,137
      Amortization of discount on debt                             ---           986
      Amortization of covenant not to compete                   34,782           ---
      Inventory valuation reserve                               10,000           ---
      Provision for bad debts                                    7,500           ---
      (Increase) decrease in:
         Accounts receivable                                   (15,255)      (45,695)
         Inventories                                          (141,859)      (26,145)
         Prepaid expenses                                       (1,227)          496
      Increase (decrease) in:
         Accounts payable                                         (640)      (10,135)
         Customer deposits                                      50,834        50,249
         Accrued expenses                                       54,059       (29,984)
                                                             ---------      --------

   Net cash flows from operating activities                    117,888        (7,588)
                                                             ---------      --------
Cash flows from investing activities:
   Capital expenditures                                         (8,743)       (9,445)
                                                             ---------      --------

   Net cash flows from investing activities                     (8,743)       (9,445)
                                                             ---------      --------
Cash flows from financing activities:
   Net borrowing under line-of-credit agreement                 25,000           ---
   Principal payments on debt                                      ---       (19,128)
   Principal payments on covenant not to compete               (33,779)          ---
                                                             ---------      --------

   Net cash flows from financing activities                     (8,779)      (19,128)
                                                             ---------      --------

Increase (decrease) in cash                                    100,366       (36,161)
Cash  - beginning of year                                       16,977        53,138
                                                             ---------      --------

Cash - end of period                                         $ 117,343      $ 16,977
                                                             =========      ========




      See Independent Auditors' Report and Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


1.    Summary of Significant Accounting Policies

      Nature of Business

      Ballistic Recovery Systems, Inc. (the "Company") designs, manufactures and distributes ballistic recovery parachute systems used on recreational aircraft and has received approval for the production and distribution of recovery systems for Cessna 150/152 model general aviation aircraft. The Company's products are sold both domestically and internationally. The Company has also been successful in its efforts to receive outside funding to expand its research and development activities through research grants and contract R&D services.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Accounts Receivable

      The Company sells predominantly to domestic and foreign companies. The Company grants uncollateralized credit to some customers, but the majority of sales are prepaid or shipped cash on delivery (COD). The estimated loss that management believes is probable is included in the allowance for doubtful accounts. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

      Two customers account for 78% of accounts receivable at September 30, 1996.

      Inventories

      Inventories are recorded at the lower of cost (determined on a first-in basis) or market. The estimated loss that management believes is probable is included in the inventory valuation allowance. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

      Customer Deposits

      The Company periodically receives partial or complete down payments for orders. These down payments are recorded as customer deposits. The deposits are recognized as revenue when the product is shipped.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


1.    Summary of Significant Accounting Policies (Continued)

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

      Intangibles

      Patents are recorded at cost and are being amortized on a straight-line method over 17 years. The covenant not to compete is recorded at cost and is being amortized using the straight-line method over the ten year term of the agreement.

      Earnings Per Share

      Earnings per common share is determined using the treasury stock method. Under this method, earnings per share is determined by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. Options are considered common equivalent shares only when the average market price of the common stock obtainable on exercise during the period exceeds the exercise price of the options.

      Income Taxes

      Timing differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; and accrued expenses not currently deductible. A deferred tax asset has not been reflected for future benefit of the Company's net operating loss carry forwards, net of the timing differences, due to concerns over its eventual realization.

      Research and Development Costs

      Research and development costs are charged to expense as incurred.

      Advertising Expenses

      Advertising expenses are recognized in the period incurred. Advertising expenses totaled $26,774 in 1996 and $26,751 in 1995.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


2.    Research and Development Funding and Income Recognition

      In 1994, the Company received initial funding and signed letters of intent for two research and development contracts for larger emergency parachute systems. One of the projects is ongoing for a companies is developing a four place composite, certified aircraft. If successfully certified, this aircraft will be the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. The other project was for a company is developing three experimental category aircraft. This second project was suspended during fiscal year 1995. Both of the companies are privately held.

      Under these two contracts, $23,304 and $20,712 was reflected as an offset to research and development expenses and is netted in the expense for 1996 and 1995, respectively. At the end of fiscal year 1996, the Company had a receivable due under the first contract of $5,278, and at the end of fiscal year 1995, the Company recorded a deferred research and development funding liability for $7,789.

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

      The other company's project has been suspended and future work with this company is not certain. The Company did not establish a liability for the $51,515 taken as an offset to expense to date under these projects due to the uncertainty of the future of the project and the future viability of the products to be developed. In addition, the Company feels that the establishment of a reserve for a potential future obligation would be misleading to the financial statements as presented. Any future purchase discounts that will be earned upon completion of the project will be offset against any future sales made to that company.

      The Company expects to be able to utilize the developed technology for applications on a wide range of aircraft. The future applications will depend on a complete review of market conditions, product acceptance and available funding.

3.    Small Business Innovation Research Grant (SBIR)

      In December 1994, the Company was awarded a Phase I, Small Business Innovation Research grant (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The $69,736 grant over a six month period was used by the Company to expand its research in the area of lightweight fabrics and components for use in recovery systems. The Phase I was completed in June 1995 and a proposal for Phase II funding was submitted at that time. The $69,736 grant was recognized as an offset to research and development expenses during fiscal year 1995.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


3.    Small Business Innovation Research Grant (SBIR) (Continued)

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

      For the year ended September 30, 1996, the Company recognized $82,321 as an offset to research and development expenditures for work performed on the Phase II project. As of September 30, 1996, the Company had established a receivable for $43,186 for this contract.

4.    Additional Contract Research and Development

      In June 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order, with revisions, is for a total of $117,814 and covers an 18 month period. The purchase order calls for development funding for the recovery system as well as the delivery of completed recovery systems. $14,123 has been recognized as an expense offset under this purchase order as of September 30, 1996, of which the total amount is reflected as a receivable as of that date. No assurances can be made as to the success of the development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

5.    Covenant Not to Compete / Long-Term Debt

      On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), the Company's sole US competitor, whereby:

      1.   SCI ceased all business activities, and
      2. SCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.

      In exchange for the above the Company agreed to make payments on the covenant not to compete. The agreement did not involve a stock or asset purchase. In addition, the Company did not agree to assume any liabilities of SCI or its president. The payments required under this agreement contains a non-interest bearing portion and a portion that bears interest at a rate below the Company's incremental borrowing rate. Under generally accepted accounting principles the future payments have been discounted at the Company's incremental borrowing rate of 11.0% as follows:

                                                  Future        Present
                                                 Dollars        Dollars
                                                --------       --------
      Cash at signing                           $  5,000       $  5,000
      Parachute systems                           15,000         15,000
      Non-interest bearing four year note         80,000         63,732
      4% ten year note:   principal              400,000        295,706
                          interest                84,362            ---
                                                --------       --------

                                                $584,362       $379,438
                                                ========       ========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


5.    Covenant Not to Compete / Long-Term Debt (Continued)

      The non interest bearing note calls for monthly payments of $1,500 for forty six months (February 1996 to November 1999). The 4% ten year note calls for monthly payments of $4,036 (November 1995 to October 2005). Payments under this agreement are unsecured.

      The present value of the Company's obligation under this agreement was recorded as an intangible asset and is being amortized over ten years as shown in the accompanying financial statements.

      Future payments under this agreement are as follows:


                                                 Future   Present
                                                Dollars   Dollars
                                               --------  --------
               1997                            $ 77,184  $ 43,747
               1998                              66,436    34,960
               1999                              66,436    39,005
               2000                              62,436    39,935
               2001                              48,436    29,204
               Thereafter                       197,781   158,808
                                               --------   -------
                                               $496,961  $345,659
                                               ========  ========



      The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten year life and vests 20% per year over five years.

6.    Other Financial Information

      Inventories

      Inventories consisted of the following at September 30, 1996 and 1995:

                                                 1996       1995
                                                 ----       ----
             Raw materials                     $195,291   $166,544
             Work in process                     50,146     18,125
             Finished goods                      86,776      5,685
             Less valuation reserve             (25,000)   (15,000)
                                               --------   --------
             Total Inventories                 $307,213   $175,354
                                               ========   ========

      Depreciation Expense

      Depreciation expense totaled $6,840 in 1996 and $6,451 in 1995.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


6.    Other Financial Information (Continued)

      Major Customers

      During the fiscal years ended September 30, 1996 and 1995, the Company was not dependent on any single customer that accounted for more that 10% of its sales. The Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

      Export Sales

      The Company's international sales are made through independent representatives in various foreign countries. International sales as a percentage of total sales were 41% in 1996 and 44% in 1995.

      Major Suppliers

      During the fiscal years ended September 30, 1996 and 1995, the Company purchased its rockets and parachutes from certain key vendors. The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company's needs.

7.    Line-of Credit Borrowings

      In December 1995, the Company negotiated a $35,000 line-of-credit for use in operations. The line-of-credit was established on a annual renewal basis which expires in mid-December 1996. The line calls for a variable interest rate of 2% over prime. At September 30, 1996, the outstanding balance under the line was $25,000. The Company expects that the line will be renewed following the review of its fiscal year 1996 results with the bank.

8.    Income Taxes

      Below is a reconciliation between expected income tax expense that would result from applying domestic federal statutory rates to pretax income and income tax expense as recorded in the financial statements for the years ended September 30, 1996 and 1995:


                                                     1996               1995
                                                     ----               ----
                                               Amount    Percent  Amount    Percent
                                              --------   -------  -------   -------
      Expected income tax expense             $ 16,800     15.0%  $ 6,800    15.0%
      State income taxes, net of federal
       tax benefit                               1,600      1.5       700     1.5
      Benefit of net operation loss            (18,400)   (16.5)   (7,500)  (16.5)
      State minimum fee                            300      0.1       300     0.1
                                              --------   ------   -------   -----

      Income tax expense                      $    300      0.1%  $   300     0.1%
                                              ========   ======   =======   =====


      The net deferred tax asset consists primarily of net operating loss carry forwards, capital loss carry forwards and recognition of loss on disposal of intangible asset. Below is a summary of the net deferred tax asset at September 30:

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


8. Income Taxes (Continued)


                                        1996                                    1995
                          --------------------------------       ---------------------------------
                           Current    Deferred       Total         Current    Deferred       Total
                          --------   ---------   ---------       ---------   ---------   ---------
Federal                   $ 25,000   $ 593,000   $ 618,000       $  16,000   $ 636,000   $ 652,000
State                       10,000      40,000      50,000           7,000      76,000      83,000
                          --------   ---------   ---------       ---------   ---------   ---------
                            35,000     633,000     668,000          23,000     712,000     735,000
Valuation
  allowance                (35,000)   (633,000)   (668,000)        (23,000)   (712,000)   (735,000)
                          --------   ---------   ---------       ---------   ---------   ---------
Net deferred tax
  asset                   $    ---   $     ---   $     ---       $     ---   $     ---   $     ---
                          ========   =========   =========       =========   =========   =========


      The Company has net operating loss and research and development credit carry forwards available to offset future taxable income. If not utilized, these carry forwards will expire as follows:


                          Net Operating Loss
                        ----------------------     R & D
                 Year    Federal     Minnesota    Credits
                 -----  ----------   ---------    -------
                 2001   $  357,000    $     --    $ 4,000
                 2002      519,000          --      4,000
                 2003      713,000     164,000      5,000
                 2004      132,000      50,000         --
                 2005      113,000      13,000         --
                 2006      457,000      97,000         --
                 2007      181,000     182,000         --
                        ----------    --------    -------

                 Total  $2,472,000    $506,000    $13,000
                        ==========    ========    =======


9.    Common Stock

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


9.    Common Stock (Continued)

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

      Transactions during 1996 and 1995, for the plans and other issuances above were as follows:


                                         Number                Option Price
                                        Of Shares             Range per Share
                                        ---------             ---------------
    Balance at September 30, 1994        1,807,428              $0.25 to $0.8125
    Granted                                285,000              $025 to $0.4375
    Canceled                               (50,000)             $0.5625
    Exercised                               (7,150)             $0.3125 to $0.453
                                         ---------

    Balance at September 30, 1995        2,035,278              $0.25 to $0.8125

    Granted                                140,000              $0.25 to $0.8125
    Canceled                               (62,760)             $0.4375 to $0.8125
                                         ---------

    Balance at September 30, 1996        2,112,518              $0.25 TO $0.8125
                                         =========

    At September 30, 1996:
       Options vested and exercisable    1,925,018
       Shares available for options        369,650


10.   Commitments and Contingencies

      Leases

      Beginning October 1, 1996, the Company signed a lease for a different production facility located on the same airport in South St. Paul, Minnesota. Total rental expense for operating leases during 1996 and 1995 was $19,632 and $19,632, respectively.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1996 AND 1995


10.   Commitments and Contingencies (Continued)

      Leases (Continued)

      Future minimum lease payments required on non cancelable operating leases at September 30, 1996 are as follows:


      1997        $ 31,472
      1998          28,200
      1999          28,200
      2000          28,200
      2001          28,200
      Thereafter    35,250
                  --------
                  $179,522
                  ========

11.   Supplemental Cash Flow Information

                                             1996    1995
                                           -------  ------
      Cash paid for:
         Interest                          $41,617  $9,326
         Income taxes                          300     300


      Summary of non cash activity:

      - On October 26, 1995, the Company entered into a covenant not to compete agreement as described in Note 5. Consideration for this agreement included $374,438 in non cash consideration.


      -  In 1995, common stock was issued in lieu of directors fees of $10,286.

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

                                    PART IV


Item 13. Exhibits, Lists and Reports on Form 8-K.

           (a)       Exhibits

           Page      Exhibit
           Number    Number      Description
           ------    -------     -----------

                       3.1 Company's Articles of Incorporation, as amended, appear as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 33-21843) filed May 12, 1988 ("Form S-1") and are incorporated herein by reference.

                       3.2 Company's Restated Bylaws as amended, were filed as Exhibit 3.2, under Form 8, Amendment No. 1 ("1990 Amendment") to the Company's Report on Form 10-K for the fiscal year ended September 30, 1990 (the "1990 10-K") and are incorporated herein by reference.

                       10.1 Covenant not to Compete Agreement dated October 26, 1995 between the Company and the President and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. appears as
                                 Exhibit 10.1 to the Company's Report on Form
                                 10-KSB for the fiscal year ended September 30, 1995 and is incorporated herein by reference.

                       10.2      Non-qualified Stock Option Plan appears as
                                 Exhibit 10-1 to Amendment No. 1 to the Form S-1 and is incorporated herein by reference.

                       10.3 Stock Option Plan for Non-employee Directors dated February 12, 1990 appears as Exhibit 10.5 to the 1989 10-K and is incorporated herein by reference.


(b) The Company did not file any Current Reports on Form 8-K during the fourth quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BALLISTIC RECOVERY SYSTEMS, INC.


By     /s/ Mark B. Thomas
   ---------------------------
           Mark B. Thomas
           Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                Date
--------------------        --------        -----------------

/s/ Darrel D. Brandt        Director        December 20, 1996
--------------------
Darrel D. Brandt

/s/ Boris Popov             Director        December 20, 1996
--------------------
Boris Popov

/s/ Robert L. Nelson        Director        December 20, 1996
--------------------
Robert L. Nelson

/s/ Thomas H. Adams         Director        December 20, 1996
--------------------
Thomas H. Adams