Form 10QSB
period 1996-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 1997-02-14
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
  X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
-----  Act of 1934 (No Fee Required)

       For the quarterly period ended DECEMBER 31, 1996

       Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

       For the transition period from           to
                                      ----------   -----------

       Commission file number      0-15318
                                   -------


                        BALLISTIC RECOVERY SYSTEMS, INC.
  ---------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



Minnesota                                                      41-1372079
-------------------------------                         ------------------------
(State or Other Jurisdiction of                         (IRS Employer ID Number)
Incorporation or Organization)


            300 Airport Road, South St. Paul, Minnesota  55075-3541
            -------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (612) 457-7491
                 -----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


               1845 Henry Avenue, South St. Paul, MN  55075-3541
   ---------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---      ---


Number of shares outstanding as of February 13,1997:   4,454,474
                                                     -------------

                                     INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).                                 Page

         Balance sheets as of December 31, 1996 and September
         30, 1996.                                                          3

         Statements of operations for the three months ended
         December 31, 1996 and 1995.                                        4

         Statements of cash flow for the three months ended
         December 31, 1996 and 1995.                                        5

         Notes to financial statements at December 31, 1996.                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                              10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11


SIGNATURES                                                                 12

          PART I FINANCIAL INFORMATION - Item I.  Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                             December 30,  September 30,
                                ASSETS                           1996          1996
                                                             ------------  -------------
 Current assets:
   Cash                                                        $  27,412     $117,343
   Accounts receivable - net of allowance of $12,500             129,796       73,793
   Inventories                                                   302,269      307,213
   Prepaid expenses                                               12,817        4,197
                                                                --------     --------

         Total current assets                                    472,294      502,546
                                                                --------     --------

 Furniture and fixtures                                          145,978       75,747
   Less accumulated depreciation                                 (63,604)     (59,901)
                                                                --------     --------

         Furniture and equipment - net                            82,374       15,846
                                                                --------     --------
   Other assets:
   Patents less accumulated amortization of
   $6,724 and $6,552, respectively                                 4,941        5,112
   Covenant not to compete less accumulated
   amortization of $44,268 and $34,782, respectively             335,170      344,656
                                                                --------     --------

    Total other assets                                           340,111      349,768
                                                                --------     --------

Total assets                                                    $894,779     $868,160
                                                                ========     ========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $  84,552     $ 60,923
    Customer deposits                                             114,731      126,017
    Accrued payroll                                                30,735       26,314
    Other accrued liabilities                                      95,409      117,747
    Line-of-credit borrowings                                         ---       25,000
    Current portion of bank note                                    8,391          ---
    Current portion of covenant not to compete                     31,618       31,334
                                                                ---------    ---------

        Current liabilities                                       365,436      387,335
                                                                ---------    ---------

Long-term bank note and covenant not to compete,
    less current portion                                          366,728      314,325
                                                                ---------    ---------

Shareholders' equity:
    Common stock ($.01 par value; 10,000,000 shares author-
      ized; shares issued and outstanding of 4,454,474)            44,545       44,545
    Additional paid-in capital                                  2,620,282    2,620,282
    Accumulated deficit                                        (2,502,212)  (2,498,327)
      Total shareholders' equity                                  162,615      166,500
                                                                ---------    ---------
Total liabilities and shareholders' equity                      $ 894,779    $ 868,160
                                                                =========    =========


                      See Notes to Financial Statements.

                       See Notes to Financial Statements.
                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended December 30, 1996 and 1995
                                  (UNAUDITED)




                                                        1996        1995
                                                        ----        ----
    Sales                                             $ 373,901   $ 285,932
    Cost of sales                                       242,459     186,026
                                                      ---------   ---------

    Gross profit                                        131,442      99,906

    Selling, general and administrative                  97,759      81,465
    Research and development                              3,809      18,032
                                                      ---------   ---------

    Income from operations                               29,874         409

    Other income (expense):
        Interest expense                                (10,697)     (4,757)
        Other expense                                   (13,576)        ---
        Covenant not to compete amortization             (9,486)     (6,324)
                                                      ---------   ---------

    Net income (loss)                                   ($3,885)   ($10,672)
                                                      =========   =========


    Primary earnings (loss) per share                    ($0.00)     ($0.00)
                                                      =========   =========

       Weighted average number of shares outstanding  6,379,492   4,454,474
                                                      =========   =========

    Fully diluted earnings (loss) per share              ($0.00)     ($0.00)
                                                      =========   =========

       Weighted average number of shares outstanding  6,379,492   6,294,752
                                                      =========   =========








                      See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                          Increase (Decrease) in Cash
             For the Three Months Ended December 30, 1996 and 1995
                                  (UNAUDITED)




                                                                   1996        1995
                                                                   ----        ----
Cash flow from operating activity:
   Net income                                                     ($3,885)    ($10,672)
   Adjustments to reconcile net income to net cash
   from operating activity:
      Depreciation and amortization                                 3,874        1,851
      Amortization of covenant not to compete                       9,486        6,324
      Inventory valuation reserve                                   3,000        6,000
      (Increase) decrease in:
        Accounts receivable                                       (56,003)         501
        Inventories                                                 1,944        2,129
        Prepaid expenses                                           (8,620)      (8,430)
      Increase (decrease) in:
        Accounts payable                                           23,629        3,466
        Accrued expenses                                          (29,212)      23,394
                                                                  -------       ------

   Net cash from operating activities                             (55,787)      24,563
                                                                  -------       ------

Cash flow from investing activities:
   Capital expenditures                                           (70,231)          --
                                                                  -------       ------

   Net cash from investing activities                             (70,231)          --
                                                                 --------       ------

Cash flow from financing activities:
   Net borrowing under line-of-credit agreement                   (25,000)          --
   Proceeds from bank note                                         70,000           --
   Principal payments on bank note                                   (451)          --
   Principal payments on covenant not to compete                   (8,462)      (10,39)
                                                                 --------      -------

Net cash from financing activities                                 36,087      (10,399)
                                                                 --------     --------

Increase (decrease) in cash                                       (89,931)      14,164
Cash - beginning of year                                          117,343       16,977
                                                                 --------     --------

Cash - end of period                                             $ 27,412     $ 31,141
                                                                 ========     ========





                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996
                                  (UNAUDITED)


A.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1996.

B.   INVENTORIES

     The components of inventory consist of the following:



                             12/31/96            09/30/96
                            ----------          ----------
Raw materials               $  228,269          $  195,291
Work in process                 52,000              50,146
Finished goods                  50,000              86,776
Less valuation reserve         (28,000)            (25,000)
                            ----------          ----------
   Total inventories        $  302,269          $  307,213
                            ==========          ==========


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

     Under the ongoing contract, $30,571 and $7,789 was reflected as an offset to research and development expenses for the quarters ended December 31, 1996 and 1995, respectively and is netted in the expense. At the end of December 31, 1996, the Company had a receivable due under this contract of $30,571. There was no balance due or deferred at the end of the prior year quarter.

     Additional funding, although not guaranteed, is expected to be received on a monthly basis over the next 12 months as the research and development progresses. Although exact time lines and production volumes are uncertain, it is expected that manufacturing of production units will commence at the end of the funding time line.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996
                                  (UNAUDITED)


D.   RESEARCH AND DEVELOPMENT FUNDING AND INCOME RECOGNITION (CONTINUED)

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

     The other company's project has been suspended and future work with this company is not certain. The Company did not establish a liability for the $82,086 taken as an offset to expense to date under these projects due to the uncertainty of the future of the project and the future viability of the products to be developed. In addition, the Company feels that the establishment of a reserve for a potential future obligation would be misleading to the financial statements as presented. Any future purchase discounts that will be earned upon completion of the project will be offset against any future sales made to that company.

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

     For the quarter ended December 31, 1996, the Company recognized $5,784 as an offset to research and development expenditures for work performed on the Phase II project. To date, the Company has recognized $88,105 as an offset to expenditures under this grant. As of December 31, 1996, the Company had established a receivable for $5,784 for this contract.

F.   ADDITIONAL CONTRACT RESEARCH AND DEVELOPMENT

     In June 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order, with revisions, is for a total of $117,814 and covers an 18 month period. The purchase order calls for development funding for the recovery system as well as the delivery of completed recovery systems. $48,697 has been recognized as an expense offset under this purchase order to date, of which $34,574 was recognized in the quarter ended December 31, 1996 and this amount is reflected as a receivable as of that date. No assurances can be made as to the success of the development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996
                                  (UNAUDITED)


G.   COVENANT NOT TO COMPETE

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

     Future payments under this agreement are as follows:


                                           Future   Present
                                          Dollars   Dollars
                                         --------  --------
             1997                        $ 77,184  $ 43,747
             1998                          66,436    34,960
             1999                          66,436    39,005
             2000                          62,436    39,935
             2001                          48,436    29,204
       Thereafter                         197,781   158,808
                                         --------  --------
                                         $496,961  $345,659
                                         ========  ========

     The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten year life and vests 20% per year over five years.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1996
                                  (UNAUDITED)


H.   LONG TERM DEBT

     In November 1996, the Company received a loan for use in renovating and improving a new production facility. The new facility was obtained under a long term lease which was signed on October 1, 1996. The loan in the amount of $70,000 is for a period of 5 years with payments commencing December 1996 at an interest rate of 2% over the banks index rate. The current rate is 10.25%. The note is collateralized by the assets of the Company.

I.   LINE OF CREDIT

     In December 1996, the Company re-negotiated a $35,000 line-of-credit for use in operations. The line-of-credit is established on a annual renewal basis which expires in mid-December 1997. The line calls for a variable interest rate of 2% over prime. There was no outstanding balance at December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:

     Sales for the first quarter of the current fiscal year were up by 31% over the same prior year period. The increase in sales is attributable to continuing improvement in ultralight aircraft sales for both currently existing aircraft designs as well as those of new manufacturers. In addition, the Company believes that the departure of the Company's only domestic competitor has stimulated an increase in the Company's sales.
     The sales plans that were implemented in previous fiscal years have also contributed by expanding the Company's dealer base and expanding sales to the existing dealers. By the end of the current quarter, the flow of new orders had begun to stabilize at levels consistent with that of the previous year.

     Gross margins improved slightly over the prior year despite the increase in operating expenses for the new production facility. This is mainly attributed to maintaining labor efficiency with the higher sales volume.

     Selling, general and administrative expenses went down as a percentage of sales. The actual dollar increase in expenses was a result of several factors including the increase in sales and administrative staff salaries, increased support costs due to the increased sales volumes, and increased travel expenses. In addition, the new production facility has increased the operating costs of the company in the form of increased rent, utilities and depreciation.

     Net research and development costs were lower for the current fiscal year quarter compared to the prior year as a result of the outside research and development projects with which the Company is involved. This trend is consistent with the Company's desire to establish outside funding for the majority of its research and development efforts.

     The other income and expense category increased as a result of the covenant not to compete agreement entered into by the Company in October of the prior fiscal year. In addition, the Company incurred one-time expenses in moving to and renovating its new production facility. The expense of $13,576 represents costs that are not classified as leasehold improvements and are therefore expensed when incurred.

     LIQUIDITY AND CAPITAL RESOURCES:

     Management intends to continue to improve the Company's operations and cash flows in 1997 by continuing to monitor and enhance cost saving plans adopted in the prior years and implementation of new ones. The following outlines management's plans:

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


Item 6.  Exhibits and Reports on Form 8-K

     There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended December 31, 1996.

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



Dated February 13, 1997