Form 10QSB
period 1997-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 1997-05-15
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)
  X  Quarterly Report Under Section 13 or 15(d) of the Securities
---- Exchange Act of 1934 (No Fee Required)

     For the quarterly period ended March 31, 1997

     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from            to
                                    ----------    ----------

     Commission file number      0-15318
                                 -------

                      BALLISTIC RECOVERY SYSTEMS, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


            Minnesota                                        41-1372079
--------------------------------------            -----------------------------
(State or Other Jurisdiction of                     (IRS Employer ID Number)
Incorporation or Organization)


            300 Airport Road, South St. Paul, Minnesota, 55075-3541
            -------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  (612) 457-7491
                 ---------------------------------------------
                 Issuer's Telephone Number Including Area Code)

            ----------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        If Changed Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes        X         No

     -----------       --------------

Number of shares outstanding as of May 12, 1997:       4,454,474
                                                  ------------------

                                     INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited).                                                Page
                                                                                          ----
         Balance sheets as of March 31, 1997 and September
         30, 1996.                                                                          3

         Statements of operations for the three months and six
         months ended March 31, 1997 and 1996.                                              4

         Statements of cash flow for the six months ended
         March 31, 1997 and 1996.                                                           5

         Notes to financial statements at March 31, 1997.                                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                               10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                                   11


SIGNATURES                                                                                  12

          PART I FINANCIAL INFORMATION - Item I.  Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                      March 31,      September 30,
                           ASSETS                                      1997            1996
                                                                       ----            ----
Current assets:
    Cash                                                                  $40,365        $117,343
    Accounts receivable - net of allowance of $12,500                      90,054          73,793
    Inventories                                                           340,884         307,213
    Prepaid expenses                                                       13,743           4,197
                                                                       ----------      ----------
         Total current assets                                             485,046         502,546
                                                                       ----------      ----------

Furniture and fixtures                                                    151,064          75,747
    Less accumulated depreciation                                         (68,407)        (59,901)
                                                                       ----------      ----------
         Furniture and equipment - net                                     82,657          15,846
                                                                       ----------      ----------

Other assets:
    Patents less accumulated amortization of
         $6,895 and $6,552, respectively                                    4,769           5,112
    Covenant not to compete less accumulated
         amortization of $53,754 and $34,782, respectively                325,684         344,656
                                                                       ----------      ----------
    Total other assets                                                    330,453         349,768
                                                                       ----------      ----------

Total assets                                                             $898,156        $868,160
                                                                       ==========      ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $75,293         $60,923
    Customer deposits                                                     146,780         126,017
    Accrued payroll                                                        27,441          26,314
    Other accrued liabilities                                              60,045         117,747
    Line-of-credit borrowings                                               ---            25,000
    Current portion of bank note                                            8,500            ---
    Current portion of covenant not to compete                             32,100          31,334
                                                                       ----------      ----------
         Current liabilities                                              350,159         387,335
                                                                       ----------      ----------

Long-term bank note and covenant not to compete,
    less current portion                                                  343,002         314,325
                                                                       ----------      ----------

Shareholders' equity:
    Common stock ($.01 par value; 10,000,000 shares author-
         ized; shares issued and outstanding of 4,454,474)                 44,545          44,545
    Additional paid-in capital                                          2,620,282       2,620,282
    Accumulated deficit                                                (2,459,832)     (2,498,327)
                                                                       ----------      ----------

         Total shareholders' equity                                       204,995         166,500
                                                                       ----------      ----------

Total liabilities and shareholders' equity                               $898,156        $868,160
                                                                       ==========      ==========



                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
       For the Three Months and Six Months Ended March 31, 1997 and 1996
                                  (UNAUDITED)



                                                         Three Months Ended       Six Months Ended
                                                              March 31,               March 31,
                                                         1997         1996        1997         1996
                                                         ----         ----        ----         ----
Sales                                                   $470,261    $483,757     $844,162     $769,689
Cost of sales                                            310,791     318,189      553,250      504,215
                                                        --------    --------     --------     --------

Gross profit                                             159,470     165,568      290,912      265,474

Selling, general and administrative                      101,827      89,985      199,586      171,450
Research and development                                 (5,961)      28,770      (2.152)       46,802
                                                       ---------    --------    ---------    ---------

Income from operations                                    63,604      46,813       93,478       47,222

Other income (expense):
    Interest expense                                    (12,145)    (13,013)     (22,842)     (17,770)
    Covenant amortization                                (9,486)     (9,486)     (18,972)     (15,810)
    Other income (expense)                                   407        ---      (13,169)         ---
                                                       ---------    --------    ---------    ---------
Net income                                               $42,380     $24,314      $38,495      $13,642
                                                       =========    ========     ========     ========

Primary earnings per share                                 $0.01       $0.00        $0.01        $0.00
                                                       =========    ========     ========     ========

Weighted average number of shares
    outstanding                                        6,379,492   6,294,752    6,379,492    6,294,752
                                                       =========   =========    =========     ========


Fully diluted earnings per share                           $0.01       $0.00        $0.01        $0.00
                                                       =========   =========     ========     ========

Weighted average number of shares
    outstanding                                        6,379,492   6,294,752    6,379,492    6,294,752
                                                       =========   =========    =========    =========





                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                          Increase (Decrease) in Cash
                For the Six Months Ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                                           1997             1996
                                                                           ----             ----
Cash flow from operating activity:
    Net income                                                            $38,495          $13,642
    Adjustments to reconcile net income to net cash
    from operating activity:
         Depreciation and amortization                                      8,849            3,696
         Amortization of covenant not to compete                           18,972           15,810
         Inventory valuation reserve                                        6,000           16,000
         (Increase) decrease in:
             Accounts receivable                                         (16,261)          (9,941)
             Inventories                                                 (39,671)         (46,746)
             Prepaid expenses                                             (9,546)          (5,546)
         Increase (decrease) in:
             Accounts payable                                              14,370           15,035
             Accrued expenses                                            (35,812)            8,201
                                                                        ---------        ---------

    Net cash from operating activities                                   (14,604)           10,151
                                                                        ---------        ---------

Cash flow from investing activities:
    Capital expenditures                                                 (75,317)          (2,162)
                                                                        ---------        ---------

    Net cash from investing activities                                   (75,317)          (2,162)
                                                                        ---------        ---------

Cash flow from financing activities:
    Net borrowing under line-of-credit agreement                         (25,000)         (35,000)
    Proceeds from bank note                                               70,000               ---
    Principal payments on bank note                                       (3,098)              ---
    Principal payments on covenant not to compete                        (28,959)         (15,101)
                                                                        ---------        ---------

    Net cash from financing activities                                     12,943           19,899
                                                                        ---------        ---------

Increase (decrease) in cash                                              (76,978)           27,888
Cash  - beginning of year                                                 117,343           16,977
                                                                        ---------        ---------

Cash - end of period                                                      $40,365          $44,865
                                                                        =========        =========





                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (UNAUDITED)

A.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1996.

B.       INVENTORIES

         The components of inventory consist of the following:

                                               03/31/97                  09/30/96
                                               --------                  --------
         Raw materials                         $256,884                  $195,291
         Work in process                         55,000                    50,146
         Finished goods                          60,000                    86,776
         Less valuation reserve                (31,000)                  (25,000)
                                               --------                  --------
              Total inventories                $340,884                  $307,213
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

         Under the ongoing contract, funding earned was reflected as an offset to research and development expenses for the quarters ended March 31, 1997 and 1996. At the end of March 31, 1997, the Company had a receivable due under this contract of $23,035. There was no balance due or deferred at the end of the prior year quarter.

         Additional funding, although not guaranteed, is expected to be received on a monthly basis over the next 9 months as the research and development progresses. Although exact time lines and production volumes are uncertain, it is expected that manufacturing of production units will commence at the end of the funding time line.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (UNAUDITED)

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

         The other company's project has been suspended and future work with this company is not certain. The Company did not establish a liability for the funding taken as an offset to expense to date under these projects due to the uncertainty of the future of the project and the future viability of the products to be developed. In addition, the Company feels that the establishment of a reserve for a potential future obligation would be misleading to the financial statements as presented. Any future purchase discounts that will be earned upon completion of the project will be offset against any future sales made to that company.

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

         Funding earned was reflected as an offset to research and development expenses for the quarters ended March 31, 1997 and 1996 for work performed on the Phase II project. As of March 31, 1997 and 1996, the Company had established a receivable for $23,346 and $5,784, respectively for this contract.

F.       ADDITIONAL CONTRACT RESEARCH AND DEVELOPMENT

         In June 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order, with revisions, is for a total of $117,814 and covers an 18 month period. The purchase order calls for development funding for the recovery system as well as the delivery of completed recovery systems. Work is current underway on the purchase order. No assurances can be made as to the success of the development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (UNAUDITED)

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

                                                                 Future                    Present
                                                                Dollars                   Dollars
                                                               ---------                 ---------
         Cash at signing                                          $5,000                    $5,000
         Parachute systems                                        15,000                    15,000
         Non-interest bearing four year note                      80,000                    63,732
         4% ten year note:            principal                  400,000                   295,706
                                       interest                   84,362                     ---
                                                                --------                  --------
                                                                $584,362                  $379,438
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

         Future payments under this agreement are as follows:

                                                     Future      Present
                                                     Dollars     Dollars
                                                     -------     -------
                 1997                                $77,184     $43,747
                 1998                                 66,436       34,960
                 1999                                 66,436       39,005
                 2000                                 62,436       39,935
                 2001                                 48,436       29,204
           Thereafter                                197,781      158,808
                                                    --------     --------
                                                    $496,961     $345,659
                                                    ========     ========


         The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten year life and vests 20% per year over five years.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (UNAUDITED)


H.       LONG TERM DEBT

         In November 1996, the Company received a loan for use in renovating and improving a new production facility. The new facility was obtained under a long term lease which was signed on October 1, 1996. The loan in the amount of $70,000 is for a period of 5 years with payments commencing December 1996 at an interest rate of 2% over the banks index rate. The current rate is 10.5%. The note is collateralized by the assets of the Company.

I.       LINE OF CREDIT

         In December 1996, the Company re-negotiated a $35,000 line-of-credit for use in operations. The line-of-credit is established on a annual renewal basis which expires in mid-December 1997. The line calls for a variable interest rate of 2% over prime. There was no outstanding balance at March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS:

         Sales for the second quarter of the current fiscal year were basically flat with those of the same prior year period. This stability was anticipated due to the strong performance in the prior fiscal year quarter. On a year to date basis, the increase in sales is attributable to continuing improvement in ultralight aircraft sales for both currently existing aircraft designs as well as those of new manufacturers. In addition, the Company believes that the departure of the Company's only domestic competitor, during the Company's first quarter of fiscal year 1996, has stimulated an increase in the Company's sales. The sales plans that were implemented in previous fiscal years have also contributed by expanding the Company's dealer base and expanding sales to the existing dealers. At the beginning of the current quarter, the flow of new orders had begun to stabilize at levels consistent with that of the previous year.

         Gross margins held basically flat as well compared to the prior year despite the increase in operating expenses for the new production facility. This is mainly attributed to improving labor efficiency generated by the new facility.

         Selling, general and administrative expenses were up as a percentage of sales. The dollar increase in expenses was a result of several factors including the increase in sales and administrative staff salaries, increased support costs due to the increased sales volumes, and increased travel expenses. In addition, the new production facility has increased the operating costs of the company in the form of increased rent, utilities and depreciation.

         Net research and development costs were lower for the current fiscal year quarter compared to the prior year as a result of the outside research and development projects with which the Company is involved. This trend is consistent with the Company's desire to establish outside funding for the majority of its research and development efforts.

         The other income and expense category was consistent with that of the prior year. On a year to date basis for the period ending March 31, 1997, the Company incurred one-time expenses in moving to and renovating its new production facility. The expense of $13,169 represents costs that are not classified as leasehold improvements and are therefore expensed when incurred.

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

         The Company anticipates pursuing additional grants and contracts over the coming fiscal years through the SBIR program and other programs sponsored by NASA, other government agencies and private companies. No assurances can be made as to the future success of the current grant nor the likelihood of the receipt or success of any future grants or contracts.

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


Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended March 31, 1997.

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



Dated May 15, 1997