Form 10QSB
period 1997-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 1997-08-14
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
  X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
-----

       For the quarterly period ended June 30, 1997

       Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

       For the transition period from            to
                                      ----------    ----------

       Commission file number      0-15318
                                  --------



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

Yes   X      No
    ------      -------


Number of shares outstanding as of August 11, 1997:      4,454,474
                                                    ------------------

                                    INDEX

                       BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited).                             Page
                                                                       ----

         Balance sheets as of June 30, 1997 and September
         30, 1996.                                                        3

         Statements of operations for the three months and nine
         months ended June 30, 1997 and 1996.                             4

         Statements of cash flow for the nine months ended
         June 30, 1997 and 1996.                                          5

         Notes to financial statements at June 30, 1997.                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                            10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                               12

         PART I FINANCIAL INFORMATION - Item I.  Financial Statements

                       BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)



                                                                         June 30,        September 30,
                                                                           1997              1996
                                                                           ----              ----
ASSETS
Current assets:
   Cash                                                                $   49,172       $  117,343
   Accounts receivable - net of allowance of $12,500                      181,544           73,793
   Inventories                                                            303,589          307,213
   Prepaid expenses                                                        11,797            4,197
                                                                       ----------       ----------
     Total current assets                                                 546,102          502,546
                                                                       ----------       ----------

Furniture and fixtures                                                    153,704           75,747
   Less accumulated depreciation                                          (73,209)         (59,901)
                                                                       ----------       ----------
      Furniture and equipment - net                                        80,495           15,846
                                                                       ----------       ----------
Other assets:
   Patents less accumulated amortization of
      $7,067 and $6,552, respectively                                       4,598            5,112
   Covenant not to compete less accumulated
      amortization of $63,240 and $34,782, respectively                   316,198          344,656
                                                                       ----------       ----------
   Total other assets                                                     320,796          349,768
                                                                       ----------       ----------

Total assets                                                           $  947,393       $  868,160
                                                                       ==========       ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $   59,924       $   60,923
    Customer deposits                                                      92,081          126,017
    Accrued payroll                                                        27,460           26,314
    Other accrued liabilities                                             100,389          117,747
    Line-of-credit borrowings                                                 ---           25,000
    Current portion of bank note                                            8,700              ---
    Current portion of covenant not to compete                             33,000           31,334
                                                                       ----------       ----------
        Current liabilities                                               321,554          387,335
                                                                       ----------       ----------

Long-term bank note and covenant not to compete,
   less current portion                                                   331,575          314,325
                                                                       ----------       ----------

Shareholders' equity:
    Common stock ($.01 par value; 10,000,000 shares author-
       ized; shares issued and outstanding of 4,454,474)                   44,545           44,545
    Additional paid-in capital                                          2,620,282        2,620,282
    Accumulated deficit                                                (2,370,563)      (2,498,327)
                                                                       ----------       ----------

       Total shareholders' equity                                         294,264          166,500
                                                                       ----------       ----------

Total liabilities and shareholders' equity                             $  947,393       $  868,160
                                                                       ==========       ==========


                      See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
       For the Three Months and Nine Months Ended June 30, 1997 and 1996
                                  (UNAUDITED)




                                              Three Months Ended      Nine Months Ended
                                                    June 30,               June 30,
                                                1997         1996       1997        1996
                                                ----         ----       ----        ----
Sales                                         $ 577,843   $ 579,124   $1,422,005   $1,348,813
Cost of sales                                   376,074     361,875      929,323      866,090
                                              ---------   ---------   ----------   ----------

Gross profit                                    201,769     217,249      492,682      482,723

Selling, general and administrative              99,967     120,876      299,553      292,326
Research and development                         (8,147)     (3,092)     (10,299)      43,710
                                              ---------   ---------   ----------   ----------

Income from operations                          109,949      99,465      203,428      146,687

Other income (expense):
   Interest expense                             (11,195)    (12,247)     (34,037)     (30,017)
   Covenant amortization                         (9,486)     (9,486)     (28,458)     (25,296)
   Other income (expense)                           ---         ---      (13,169)         ---
                                              ---------   ---------   ----------   ----------
Net income                                    $  89,268   $  77,732   $  127,764   $   91,374
                                              =========   =========   ==========   ==========



Primary earnings per share                    $    0.01   $    0.01   $     0.02   $     0.01
                                              =========   =========   ==========   ==========

Weighted average number of shares
   outstanding                                6,379,492   6,379,492    6,379,492    6,379,492
                                              =========   =========   ==========   ==========


Fully diluted earnings per share              $    0.01   $    0.01   $     0.02   $     0.01
                                              =========   =========   ==========   ==========

Weighted average number of shares
   outstanding                                6,379,492   6,379,492    6,379,492    6,379,492
                                              =========   =========   ==========   ==========











                      See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                          Increase (Decrease) in Cash
                For the Nine Months Ended June 30, 1997 and 1996
                                  (UNAUDITED)



                                                                   1997         1996
                                                                   ----         ----
Cash flow from operating activity:
   Net income                                                     $127,764   $ 91,374
   Adjustments to reconcile net income to net cash
   from operating activity:
     Depreciation and amortization                                  13,822      5,544
     Amortization of covenant not to compete                        28,458     25,296
     Inventory valuation reserve                                    29,000     24,000
     (Increase) decrease in:
        Accounts receivable                                       (107,751)    (4,369)
        Inventories                                                (25,376)  (125,780)
        Prepaid expenses                                            (7,600)    (2,661)
     Increase (decrease) in:
       Accounts payable                                               (999)     9,760
       Accrued expenses                                            (50,148)    13,449
                                                                  --------   --------

   Net cash from operating activities                                7,170     36,613
                                                                  --------   --------

Cash flow from investing activities:
   Capital expenditures                                            (77,957)    (7,724)
                                                                  --------   --------

Net cash from investing activities                                 (77,957)    (7,724)
                                                                  --------   --------

Cash flow from financing activities:
   Net borrowing under line-of-credit agreement                    (25,000)    30,000
   Proceeds from bank note                                          70,000        ---
   Principal payments on bank note                                  (5,863)       ---
   Principal payments on covenant not to compete                   (36,521)   (22,216)
                                                                  --------   --------

   Net cash from financing activities                                2,616      7,784
                                                                  --------   --------

Increase (decrease) in cash                                        (68,171)    36,673
Cash  - beginning of year                                          117,343     16,977
                                                                  --------   --------

Cash - end of period                                              $ 49,172   $ 53,650
                                                                  ========   ========




                       See Notes to Financial Statements.

                       BALLISTIC RECOVERY SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                 (UNAUDITED)

A.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Operating results for the nine month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1996.

B.   INVENTORIES

     The components of inventory consist of the following:


                                         06/30/97        09/30/96
                                         --------        --------
      Raw materials                      $210,209        $195,291
      Work in process                      53,976          50,146
      Finished goods                       93,404          86,776
      Less valuation reserve              (54,000)        (25,000)
                                         --------        --------
         Total inventories               $303,589        $307,213
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

     Under the ongoing contract, funding earned was reflected as an offset to research and development expenses for the quarters ended June 30, 1997 and 1996.

     Additional funding, although not guaranteed, is expected to be received on a monthly basis over the next 6 to 9 months as the research and development progresses. Although exact time lines and production volumes are uncertain, it is expected that manufacturing of production units will commence at the end of the funding time line.

                       BALLISTIC RECOVERY SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                 (UNAUDITED)

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

     Funding earned was reflected as an offset to research and development expenses for the quarters ended June 30, 1997 and 1996 for work performed on the Phase II project.

F.   ADDITIONAL CONTRACT RESEARCH AND DEVELOPMENT

     In June 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order, with revisions, is for a total of $151,365 and covers an 18 month period. The purchase order calls for development funding for the recovery system as well as the delivery of completed recovery systems. Work is current underway on the purchase order. No assurances can be made as to the success of the development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

                       BALLISTIC RECOVERY SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                 (UNAUDITED)

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
                                                   ========  ========


     The non interest bearing note calls for monthly payments of $1,500 for forty-six months (February 1996 to November 1999). The 4% ten year note calls for monthly payments of $4,036 (November 1995 to October 2005). Payments under this agreement are unsecured.

     The present value of the Company's obligation under this agreement was recorded as an intangible asset and is being amortized over ten years as shown in the accompanying financial statements.


        Future payments under this agreement are as follows:

                                                        Future   Present
                                                       Dollars   Dollars
                                                     ---------  --------
                              1997                    $ 77,184  $ 43,747
                              1998                      66,436    34,960
                              1999                      66,436    39,005
                              2000                      62,436    39,935
                              2001                      48,436    29,204
                        Thereafter                     197,781   158,808
                                                      --------  --------
                                                      $496,961  $345,659
                                                      ========  ========


     The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten year life and vests 20% per year over five years.

                       BALLISTIC RECOVERY SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1997
                                 (UNAUDITED)


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

I.   LINE OF CREDIT

     In December 1996, the Company re-negotiated a $35,000 line-of-credit for use in operations. The line-of-credit is established on a annual renewal basis which expires in mid-December 1997. The line calls for a variable interest rate of 2% over prime. There was no outstanding balance at June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS:

         Sales for the third quarter of the current fiscal year were basically flat with those of the same prior year period. This stability was anticipated due to the strong performance in the prior fiscal year quarter. On a year to date basis, the increase in sales is attributable to continuing improvement in ultralight aircraft sales for both currently existing aircraft designs as well as those of new manufacturers. In addition, the Company believes that the departure of the Company's only domestic competitor, during the Company's first quarter of fiscal year 1996, has stimulated an increase in the Company's sales. The sales plans that were implemented in previous fiscal years have also contributed by expanding the Company's dealer base and expanding sales to the existing dealers. At the end of the current quarter, the flow of new orders had begun to slow down as a result of a general slowdown in sales of ultralight aircraft. However, by the middle of the subsequent quarter, order flow had resumed at a higher pace with levels close to that of the previous year.

         Gross margins were down slightly as a result of an increase in operating expenses for the new production facility. An increase in labor efficiency generated by the new facility helped to minimize the impact on the gross margin.

         Selling, general and administrative expenses were down as a percentage of sales as well as actual dollars for the current quarter. The decrease is partially a result in the timing of different expenditures between quarters and the reduction of certain expenses including legal fees. Increases in operating costs attributed to the new production facility have been offset by cost containment measures in other areas.

         Net research and development costs were lower for the current fiscal year quarter compared to the prior year as a result of the outside research and development projects with which the Company is involved. This trend is consistent with the Company's desire to establish outside funding for the majority of its research and development efforts.

         The other income and expense category was consistent with that of the prior year. On a year to date basis for the period ending June 30, 1997,the Company incurred one-time expenses in moving to and renovating its new production facility. The expense of $13,169 represents costs that are not classified as leasehold improvements and are therefore expensed when incurred.

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

         In July 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order with revisions was for a total of $151,365 and covers an 18 month period. The purchase order calls for development funding of the recovery system as well as the delivery of completed recovery systems. No assurances can be made as to the success of the development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

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



Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended June 30, 1997.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  BALLISTIC RECOVERY SYSTEMS, INC.


                  By  /s/ Mark B. Thomas
                     -------------------
                     Mark B. Thomas
                     Chief Executive Officer and Chief Financial Officer



Dated August 13, 1997