Form 10KSB
period 1997-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 1998-01-12
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-KSB
(Mark One)
  X   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
----- Act of 1934 (Fee Required)

For the fiscal year ended September 30, 1997

----- Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (No Fee Required)

         For the transition period from            to
                                        ----------    ----------
Commission File number 0-15318
                       -------

                        BALLISTIC RECOVERY SYSTEMS, INC.
                        --------------------------------
                 (Name of Small Business Issuer in its Charter)

         Minnesota                                         41-1372079
         ---------                                         ----------
(State or other jurisdiction of                  (IRS Employer ID Number)
incorporation or organization)


300 Airport Road, South St. Paul, Minnesota                  55075-3541
-------------------------------------------                  ----------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's telephone number including area code: (612) 457-7491
                                               --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
----------------------------
       (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days:    X  Yes
--- No                                                              ---


Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. -------.

State Issuer's revenues for the most recent fiscal year:  $1,855,094.

Based upon the average bid and asked prices of the Issuer's Common Stock, the aggregate market value of the Common Stock held by Non-affiliates of the Issuer as of December 30, 1997 was approximately $804,000.

Number of shares outstanding as of December 30, 1997:   4,468,772.



 Index for exhibits is located on page 29.  This document contains 31 pages.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's Definitive Proxy Statement to be used in connection with the election of directors at the 1998 annual shareholders meeting (the "Proxy Statement") are incorporated by reference into Part III, Items 9-12 as follows:


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

(a)      Business Development

         The Company designs, manufactures and markets emergency parachute recovery systems for use with light aircraft. The Company has products in both the recreational and general aviation markets. The Company believes it was one of the first and is the only remaining US manufacturer of whole aircraft recovery systems. In addition, the Company has designed systems for use in the highly competitive military and civilian unmanned aircraft markets.

         The Company began with products for ultralight aircraft in the early 1980's and expanded its efforts in the general aviation market in the late 1980's with the design and testing of a recovery system for the Cessna 150/152 model aircraft. The development of the Cessna 150/152 model system was the primary purpose for the Company going public in 1986, with a secondary offering in 1988. In early 1993, the Company received Federal Aviation Administration ("FAA") approval for the GARD-150 product for installation on FAA-certified Cessna 150/152 aircraft.

         Beginning in 1994, the Company sought and established relationships with outside sources for research and development funding in order to continue its efforts towards long-term product development and expansion. During 1994, the Company began receiving outside funding for certain research and development projects including two projects that are ongoing at the present time. Since that time, the Company has established additional funding sources for its research and development. Outside funding for research and development activities is an ongoing objective for the Company.

         The Company is currently working under an agreement to receive research and development funding from a privately held company that is developing a four-place composite, certified aircraft. This company has agreed to install one of the Company's emergency parachute system on each aircraft as standard equipment. If successfully certified, this aircraft will be the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. The Company has been informed that certification and production of this aircraft is expected to begin during the Company's fiscal year 1998. There can be no assurances that this aircraft will actually receive certification during the Company's fiscal year 1998 or at any future time, nor that its volumes, if certified, will have a material affect on the Company.

         Another ongoing project is the Company's Small Business Innovation Research grant (SBIR) through NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received a Phase I grant during 1994. All work under this Phase I grant was completed during fiscal year 1995. With the completion of Phase I, the Company applied for and received a Phase II grant to continue on with the research that it began in the first phase. The Phase II grant, which began in March 1996, is for a maximum of $582,000 over a period of 24 months.

         In June 1996, the Company received a development contract for a recovery system for a prototype unmanned aircraft being developed by a government contractor. The contract with revisions, covers an 18 month period and a maximum amount of $151,000, calls for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models. This project is a development project for the government contractor and may or may not be successful.

(b)      Narrative Description of Business

         PRINCIPAL PRODUCTS:

         The Company's principal product line is whole aircraft emergency parachute recovery systems. The systems, in an in-air emergency situation, may be activated by the pilot releasing a parachute that is designed to open quickly, slow the decent of the aircraft, and lower it safely to the ground to prevent or reduce human injury and damage to the aircraft. The Company's contract engineering services also deal with long-term product development and expansion of the ballistically deployed parachute recovery systems.

         Recreational Aviation Products:

         These products are used by unregistered aircraft such as ultralights, hang gliders, paragliders and aircraft registered with the FAA as experimental. The Company manufactures these products and sells them directly to individuals and through dealers and distributors who also market and sell the aircraft and related products.

         General Aviation Products:

         The Company's attempt to enter the general aviation market began in the mid 1980's when it began development of an emergency parachute recovery system for the Cessna 150/152 series of aircraft. In 1993, this system, known as the GARD-150, received a Supplemental Type Certificate (STC) from the FAA which allows owners of Cessna 150/152 model aircraft to install the system.

         Although sales for the GARD-150 were disappointing, media attention for this new product resulted in domestic and international television and radio broadcasts as well as coverage in domestic and international aviation and non-aviation magazines. The Company believes that the successful completion of the product for the Cessna 150/152, which generated media attention for both the product and the Company,
         created interest in the Company's product by   outside companies.

         Contract Research and Development:

         Contract research and development has allowed the Company to expand its product line and expertise in whole aircraft recovery systems. In addition, the Company's expertise has allowed us to receive new and follow on contracts for both government contractors and civilian companies.

         The Company is currently involved in three contract research and development projects. One of the projects is for a privately held company that is developing a four-place all composite general aviation aircraft. This company has agreed to install one of the Company's emergency parachute system on each aircraft as standard equipment. If successfully certified, this aircraft will be the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. Certification is scheduled to be completed during the Company's fiscal year 1998. See Note 2 of Notes to Financial Statements for further information.

(b)      Narrative Description of Business (Continued)

         Contract Research and Development: (Continued)

         The Company is also involved in the Small Business Innovation
         Research grant (SBIR) program through NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received initial funding during its fiscal year 1995 through a Phase I grant, and received subsequent funding through a Phase II grant beginning in fiscal year 1996. The Phase II grant, which began in March 1996, is for a maximum of $582,000 for a period not to exceed 24 months. The purpose of the grant is not only to provide research in areas of interest to NASA, but also to develop products that can be commercialized by the small business entity. The Company hopes that the research will lead to products that have both military and civilian applications complimenting or enhancing the Company's current product line. See Note 3 of Notes to Financial Statements for further information.

         In June 1996, the Company received a development contract for a recovery system for a prototype unmanned aircraft being developed by a government contractor. The contract, with revisions, covers an 18 month period and is for a maximum amount of $151,000, and calls for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models. See Note 4 of Notes to Financial Statements for further information.

         The successful completion of any of these projects cannot be assured. Also, there can be no assurance that if these projects are completed, that they will produce revenues for the Company or that they will produce technology that can be applied to other similar aircraft or products, or that if produced, will be successfully marketed and sold.

         MANUFACTURING OPERATIONS AND SUPPLIERS:

         Assembly of the Company's product line is performed by the Company's personnel in a South St. Paul, Minnesota facility, using components manufactured to its specifications. The two primary components, parachutes and ballistic devices are each purchased from certain key suppliers. Other components are purchased from a variety of suppliers or internally produced. The Company routinely searches for new vendors and feels alternate sources can be found should any of these vendors be unable to meet the Company's needs. In addition, the Company possesses or can acquire the expertise necessary for internal production of all key components.

         PATENTS:

         On August 26, 1986, United States Patent No. 4,607,814 was issued to the founder of the Company, for an explosively deployed parachute system for ultralight aircraft. The patent, which with the payment of continuing maintenance fees, is effective until 2003 and has been assigned to the Company. This patent does not cover the solid fuel extraction device aspect of the systems currently being sold by the Company.

         On September 5, 1989, United States Patent No. 4,863,119 was issued to the Company on behalf of two of the Company's employees for a "Parachute Reefing Device" as part of a parachute recovery system. The two employees assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2006. This patented feature is utilized in the Company's sport aviation line as well as in its general aviation product. Current development projects also utilize the reefing device as a integral design component.

         When the Company completes development of additional ballistic parachute recovery systems, it intends to apply for patents for such systems if possible. There can be no assurance, however, that any patents will be granted or, if granted that they will be of material benefit to the Company.

         SEASONALITY:

         Typically, the Company experiences seasonality in its sports aviation line. The second and third quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season. The Company's sales efforts have been expanded to increase its presence in new and existing markets as a means of reducing this seasonality. Nonetheless, seasonality will remain an issue for the Company until its product line expands to include aircraft that do not experience such seasonal fluctuations in their use and production.

         DEPENDENCE ON A SINGLE CUSTOMER:

         During the fiscal years ended September 30, 1997 and 1996, the Company was not dependent on any single customer that accounted for more that 10% of its sales. The Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

         BACKLOG OF ORDERS:

         As of September 30, 1997 and 1996, the Company had a backlog of orders totaling approximately $223,000 and $294,000, respectively. The 1997 backlog is expected to be filled during fiscal year 1998.

         RESEARCH AND DEVELOPMENT:

         A summary of research and development is as follows:

                                                                      1997           1996
                                                                      ----           ----
         Total research and development
           expenditures                                              $365,836       $164,762

         Revenues recognized under contract
           research and development
           relationships                                             (416,503)      (119,747)
                                                                    ---------      ---------

         Research and development, net                               ($50,667)       $45,015
                                                                    =========        =======


         The sources of the outside funding included: current development of a recovery system for the planned to be certified aircraft; the SBIR grant; and the unmanned aircraft recovery system as discussed in Notes 2, 3 and 4 of the Notes to Financial Statements.

(b)      Narrative Description of Business (Continued)

         COMPETITION:

         The Company sells its ballistically deployed parachute recovery systems in the United States and internationally. The Company entered into a covenant not to compete agreement on October 26, 1995 with Second Chantz ("SCI"), whom the Company believes was the only domestic competitor for ballistically deployed parachute systems for the domestic sport aviation market. Several foreign companies have or are attempting to introduce new competitive products into the international sport aviation market. Competition is strong in the German market based on price, but the Company believes that it continues to make relatively strong sales in that market. At present, none of the foreign companies have successfully entered the domestic market. The Company believes its current systems were the first in the market and that its products and service are superior to its competitors.

         The Company has expanded its contract research and development activities to include an expansion in the certified general aviation market. At present, there are no other manufacturers with the FAA Supplemental Type Certificate necessary for the Cessna 150/152 general aviation market. The Company is unaware of any other manufacturer performing contract or self funded research and development activities in an effort to obtain Supplemental Type Certificates for any other FAA certified aircraft.

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

         EMPLOYEES:

         As of September 30, 1997, the Company had 14 full-time and 2 part-time employees at its South St. Paul facility.

Item 2.  Description of Property

         The Company leases a stand alone 13,000 square foot office and production facility located at Fleming Field Airport in South St. Paul, Minnesota. The building is a World War II training hangar which the Company renovated. (See Note 11 of Notes to Financial Statements).

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

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market Information

         The Company was formerly listed on the NASDAQ stock exchange after going public. However, the Company was delisted in 1992 following a change in the listing requirements by NASDAQ. Therefore, there is currently no established trading market for the stock. The stock is listed on the pink sheets and the electronic bulletin board on the over the counter market. Stock trading has been sporadic since the 1992 delisting. Exact trading prices are not known since there is no mechanism in place to report the trading prices. However, several Internet stock tracking services show the Company's trading volumes with bid and ask prices as far back as August 1995. Based on information provided by these Internet stock tracking services, the Company believes that the asking price and the bid price would be $0.50 as of September 30, 1997.

         The following table sets forth the estimated high and low bid prices for the periods indicated. The estimated bid prices shown are based on information from several Internet stock tracking services. These figures are strictly estimates and do not necessarily represent actual transactions.

                     First        Second      Third         Fourth
                     Quarter      Quarter     Quarter       Quarter
                     -------      -------     -------       -------

Common Stock:
-------------
1997     High        $0.81        $0.69        $0.56         $0.56
         Low         $0.44        $0.44        $0.31         $0.31

1996     High        $0.25        $0.50        $1.38         $1.19
         Low         $0.06        $0.06        $0.25         $0.69


(b)      Holders

         As of December 30, 1997, the Company estimates there were approximately 1,100 beneficial owners of the Company's common stock.

(c)      Dividends

         No dividends have been paid on the Company's securities and it is not anticipated that any dividends will be paid in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Sales

Sales for the current fiscal year were up by 7% over the prior year. This increase follows a record year for the Company's recreational aircraft sales in fiscal year 1996. The improvements in fiscal year 1997 and fiscal year 1996 are mainly attributed to the agreement signed by the Company at the beginning of that fiscal year which resulted in the Company's only US competitor ceasing operations. See Note 5 of Notes to Financial Statements for further information.

Sales in the recreational aircraft market for the next fiscal year are expected to be slightly lower than the current fiscal year as a result of a temporary downturn in order volumes during the first quarter of fiscal year 1998. Order flows, and therefore production, for the remainder of the year are expected to continue at levels consistent with those of fiscal year 1997. As an offset to the lower revenues in the recreational market, the Company anticipates receiving orders and producing units in the general aviation market for the new to-be-certified four-place composite aircraft which is currently under development. Volume projections and timing of those volumes is uncertain at this time. There can be no assurances that this aircraft will actually receive certification during the Company's fiscal year 1998 or at any future time, nor that its volumes, if certified, will have a material affect on the Company.

Gross Margin

The gross margin for the current fiscal year was down 3.6% from the prior fiscal year as a result of several factors. The most significant factor was an overall increase in component costs for the Company's products. The Company's product components are primarily made of nylon and aluminum which have both seen substantial increases in raw material costs to the Company's vendors. Another factor includes the increase of operating expenses for the new production facility that the Company moved into at the beginning of the current fiscal year. An increase in labor efficiency generated by the new facility helped to minimize the impact on the gross margin.

The Company increased its selling prices during the current fiscal year, but due to the timing of the increase, it did not have an impact on selling prices until the end of the fiscal year. It is expected that the increase will help to increase the gross margin for the Company's fiscal year 1998.

Income from Operations

Fiscal year 1997 was the fourth consecutive year of profitability for the Company. Income from operations increased by 29.1% over the prior fiscal year. Several factors contributed to the improvement including holding SG&A costs at levels consistent with that of the prior year. In addition, the Company was able to generate outside funding to offset all of its research and development expenditures as well as cover other expenses including administrative costs and marketing efforts associated with those projects. Sources for outside funding of research and development projects provided offsets to expenses amounting to $417,000 in fiscal year 1997 as opposed to $120,000 in fiscal year 1996.

All of the outside research and development projects underway at the end of fiscal year 1997 are expected to be completed during the Company's fiscal year 1998. The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes Expense (Benefit)

The benefit recorded in the current fiscal year was a result of the valuation of the Company's net operating loss carryforwards. The benefit was recorded based on the Company's ability to demonstrate that there is a reasonable likelihood of being able to utilize the carryforwards to offset State and Federal taxes on future taxable income. If the Company continues to demonstrate its ability to utilize even more of the carryforwards, consideration will be given to the recording of additional benefits.

LIQUIDITY AND CAPITAL RESOURCES:

Management intends to fund all of its continuing operation out of its current revenues with the exception of its contract research and development projects. Management believes that the current business operation is adequate to support the ongoing operations of the Company during the next twelve month period and will maintain expenses at the necessary levels to maximize profitability. Current contract research and development projects are expected to be completed during the Company's fiscal year 1998. The Company will continue to look for sources for contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

The Company anticipates a need to make capital improvements to its current production facility as well as expenditures to increase inventory levels as a result of the production of general aviation units for the recovery system currently under development. However, it is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.

In addition, the cash flow needed for current debt service will be reduced by the end of the first quarter of fiscal year 1998 as a portion of the covenant not to compete debt will be retired.

The Company is currently involved in three outside funded research and development projects. The first of the three began in 1994 and calls for the development of an emergency parachute system for use on a four-place composite, certified aircraft. The agreement is with a privately held company that anticipates certification and production beginning during the Company's fiscal year 1998. If successfully certified, the aircraft will become the first FAA certified aircraft to offer one of the Company's parachute systems as standard equipment.

The second ongoing project is the Company's Small Business Innovation Research grant (SBIR) through NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received a Phase I grant during 1994. All work under this Phase I grant was completed during fiscal year 1995. With the completion of Phase I, the Company applied for and received a Phase II grant to continue on with the research that it began in the first phase. The Phase II grant, which began in March 1996, is for a maximum of $582,000 over a period of 24 months.

The third project began in June 1996, when the Company received a development contract for a recovery system for a prototype unmanned aircraft being developed by a government contractor. The contract, with revisions, covers an 18 month period and is for a maximum amount of $151,000, and calls for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models.

In October 1995, the Company entered into a non-compete agreement with its only domestic competitor, SCI. As a result of other sales efforts that were underway, the exact benefit of the SCI transaction in terms of sales volumes cannot be specifically determined. Although the agreement calls for debt service over a ten year period, the Company believes that the agreement will have a positive impact on sales, profitability and cash flow. This agreement, in addition to other sales programs that have been implemented by the Company over the past several years, should continue to strengthen the Company's revenues and profitability into the future.

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

Item 7.  Financial Statements and Supplementary Data


                                                                                         Pg.
(1)      Financial Statements for the years ended September 30, 1997 and 1996:

         Independent Auditors' Report                                                    13

         Balance Sheets as of September 30, 1997 and 1996                                14

         Statements of Operations for the years ended September 30, 1997
         and 1996                                                                        15

         Statements of Shareholders' Equity for the years ended
         September 30, 1997 and 1996                                                     16

         Statements of Cash Flows for the years ended September 30,
         1997 and 1996                                                                   17

         Notes to Financial Statements                                                   18


(2) Financial Statement Schedules of Supplemental Information are no longer required under Regulation S-B.

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
Ballistic Recovery Systems, Inc.
South St. Paul, Minnesota

We have audited the accompanying balance sheets of Ballistic Recovery Systems, Inc. as of September 30, 1997 and 1996 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 1997 and 1996, and the results of operations, cash flows and changes in shareholders' equity for the years then ended, in conformity with generally accepted accounting principles.


/s/ Callahan, Johnston & Associates, LLC

Callahan, Johnston & Associates, LLC
Minneapolis, Minnesota
November 21, 1997

                   PART II - Item 7.  Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                          September 30, 1997 and 1996


                           ASSETS                                       1997            1996
                                                                        ----            ----
Current assets:
    Cash                                                                 $119,197         $117,343
    Accounts receivable - net of allowance for doubtful
         accounts of $12,500 and $12,500, respectively                    210,006           73,793
    Inventories                                                           266,484          307,213
    Deferred tax asset - current portion                                  138,000              ---
    Prepaid expenses                                                        2,984            4,197
                                                                   --------------   --------------
         Total current assets                                             736,671          502,546
                                                                     ------------     ------------

Furniture, fixtures and leasehold improvements                            147,473           75,747
    Less accumulated depreciation                                        (60,184)         (59,901)
                                                                    -------------    -------------
         Furniture, fixtures and leasehold improvements - net              87,289           15,846
                                                                    -------------    -------------

Other assets:
    Patents less accumulated amortization of
         $7,238 and $6,552, respectively                                    4,426            5,112
    Deferred tax asset - long-term portion                                 62,000              ---
    Covenant not to compete less accumulated
         amortization of $72,726 and $34,782, respectively                306,712         344,656
                                                                     ------------    -------------
         Total other assets                                               373,138          349,768
                                                                     ------------     ------------

Total assets                                                           $1,197,098         $868,160
                                                                       ==========      ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $51,961          $60,923
    Customer deposits                                                      95,401          126,017
    Accrued payroll                                                        31,031           26,314
    Other accrued liabilities                                             141,744          117,747
    Line-of-credit borrowings                                                 ---           25,000
    Current portion of bank note                                           12,219              ---
    Current portion of covenant not to compete                             30,806           31,334
                                                                     ------------    -------------
         Current liabilities                                              363,162          387,335
                                                                      -----------      -----------

Long-term bank note and covenant , less current portions                  289,639          314,325
                                                                      -----------     ------------

Shareholders' equity:
    Common stock ($.01 par value; 10,000,000 shares authorized;
        4,468,772 and 4,454,474 shares, respectively, issued
        and outstanding)                                                   44,688           44,545
    Additional paid-in capital                                          2,625,639        2,620,282
    Accumulated deficit                                                (2,126,030)      (2,498,327)
                                                                      -----------      -----------
         Total shareholders' equity                                       544,297          166,500
                                                                     ------------  ---------------

Total liabilities and shareholders' equity                             $1,197,098         $868,160
                                                                       ==========      ===========

      The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                    Years Ended September 30, 1997 and 1996


                                                                         1997             1996
                                                                         ----             ----
Sales                                                                  $1,855,094       $1,731,414
Cost of sales                                                           1,222,546        1,078,789
                                                                       ----------       ----------
Gross profit                                                              632,548          652,625

Selling, general and administrative                                       429,801          411,244
Research and development, net (Notes 2, 3 and 4)                          (50,667)          45,015
                                                                       ----------       ----------

Income from operations                                                    253,414          196,366

Other income (expense):
    Interest expense                                                      (44,532)         (41,617)
    Covenant amortization                                                 (37,944)         (34,782)
    Other - net                                                             3,358           (7,500)
                                                                       ----------       ----------
Income before income taxes                                                174,296          112,467

Income taxes expense (benefit) (Notes 1 and 9)                           (198,000)             300
                                                                       ----------       ----------
Net income                                                               $372,296         $112,167
                                                                       ==========       ==========

Primary earnings per share                                                  $0.08            $0.02
                                                                       ==========       ==========
    Weighted average number of shares outstanding                       4,895,332        5,042,576
                                                                       ==========       ==========
Fully diluted earnings per share                                            $0.07            $0.02
                                                                       ==========       ==========
    Weighted average number of shares outstanding                       5,006,007        5,582,692
                                                                       ==========       ==========




   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years Ended September 30, 1997 and 1996



                            Common Stock
                            ------------             Additional                       Share-
                        Number of                     Paid-in         Accumulated     holders'
                         Shares        Amount         Capital    Equity(Deficit)      Equity
                        ---------      ------        ----------  ----------------     --------
Balance 10/1/95          4,454,474      $44,545       $2,620,282    ($2,610,493)       $54,334

Net income                      --           --               --         12,167        112,167
                         ---------     --------       ----------    -----------       --------
Balance 9/30/96          4,454,474      $44,545       $2,620,282    ($2,498,326)      $166,501

Issuance of stock in
lieu of director fees       14,298          143            5,357             --          5,500

Net income                      --           --               --        372,296        372,296
                         ---------     --------       ----------    -----------       --------

Balance 9/30/97          4,468,772      $44,688       $2,625,639    ($2,126,030)      $544,297
                         =========     ========       ==========    ===========       ========




   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                    Years Ended September 30, 1997 and 1996


                                                                           1997             1996
                                                                           ----             ----
Cash flows from operating activity:
    Net income                                                           $372,296         $112,167
    Adjustments to reconcile net income to net cash
    from operating activity:
         Depreciation and amortization                                     14,141            7,527
         Provision for deferred tax benefit                              (200,000)             ---
         Amortization of covenant not to compete                           37,944           34,782
         Inventory valuation reserve                                       25,000           10,000
         Loss on disposal of fixed assets                                     773              ---
         Discount on covenant not to compete                              (17,345)             ---
         Stock issued in lieu of board fees                                 5,500              ---
         Provision for bad debts                                              ---            7,500
         (Increase) decrease in:
             Accounts receivable                                         (136,213)         (15,255)
             Inventories                                                   15,729         (141,859)
             Prepaid expenses
                                                                            1,213           (1,227)
         Increase (decrease) in:
             Accounts payable                                              (8,962)            (640)
             Customer deposits                                            (30,616)          50,834
             Accrued expenses
                                                                           28,715           54,059
                                                                         --------         --------
    Net cash flows from operating activities                              108,175          117,888
                                                                         --------         --------
Cash flows from investing activities:
    Capital expenditures                                                  (85,671)          (8,743)
                                                                         --------         --------
    Net cash flows from investing activities                              (85,671)          (8,743)
                                                                         --------         --------
Cash flows from financing activities:
    Net borrowing under line-of-credit agreement                          (25,000)          25,000
    Proceeds form bank note                                                70,030              ---
    Principal payments on debt                                             (9,327)             ---
    Principal payments on covenant not to compete                         (56,353)         (33,779)
                                                                         --------         --------
    Net cash flows from financing activities                              (20,650)          (8,779)
                                                                         --------         --------

Increase (decrease) in cash                                                 1,854          100,366
Cash  - beginning of year                                                 117,343           16,977
                                                                         --------         --------
Cash - end of period                                                     $119,197         $117,343
                                                                         ========         ========




   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


1.       Summary of Significant Accounting Policies

         Nature of Business

         Ballistic Recovery Systems, Inc. (the "Company") designs, manufactures and distributes ballistically deployed emergency parachute systems used on recreational aircraft and certain models of general aviation aircraft. The Company has also been successful in its efforts to receive outside funding to expand its research and development activities through research grants and contract R&D services. The Company is currently developing an emergency recovery system for a four-place general aviation aircraft. that is expected to be certified and produced with the Company's parachute as standard equipment beginning in the Company's fiscal year 1998. Other research and development contracts currently underway also have the potential to produce future business for the Company. The Company's products are sold both domestically and internationally.

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

         Accounts Receivable

         The Company sells to domestic and foreign companies.  The
         Company grants uncollateralized credit to some customers, but the majority of sales are prepaid or shipped cash on delivery (COD). In addition, the Company's research and development projects are billed to its customers on an uncollateralized credit basis with terms of between net 15 and net 30 days. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. Due to uncertainties in the collection process, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

         Two customers account for 74% of accounts receivable at September 30, 1997.

         Inventories

         Inventories are recorded at the lower of cost (determined on a first-in basis) or market. The estimated loss that management believes is probable is included in the inventory valuation allowance. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.


         Customer Deposits

         The Company requires order deposits from most of its domestic and international customers. These deposits represent either partial or complete down payments for orders. These down payments are recorded as customer deposits. The deposits are recognized as revenue when the product is shipped.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


1.       Summary of Significant Accounting Policies (Continued)

         Fixed Assets

         Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

         Intangibles

         Patents are recorded at cost and are being amortized on a straight-line method over 17 years. The covenant not to compete is recorded at cost and is being amortized using the straight-line method over the ten year term of the agreement.

         Earnings Per Share

         Earnings per common share is determined using the treasury stock method. Under this method, earnings per share is determined by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the year. Options are considered common equivalent shares in calculating the primary earnings per share when the average market price of the common stock obtainable on exercise during the period exceeds the exercise price of the options. Options are considered common equivalent shares in calculating fully diluted earnings per share when the ending market price of the common stock obtainable on exercise exceeds the exercise price of the options.

         Income Taxes

         Timing differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; and accrued expenses not currently deductible. Beginning in fiscal year 1997 a deferred tax asset, net of a valuation reserve, has been reflected for future benefit of the Company's net operating loss carry forwards and net timing differences.

         Research and Development Costs

         Research and development costs are charged to expense as incurred.

         Advertising Expenses

         Advertising expenses are recognized in the period incurred. Advertising expenses totaled $28,929 in 1997 and $26,774 in 1996.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


2.       Research and Development Funding and Income Recognition

         The Company is currently working under an agreement to receive research and development funding from a privately held company that is developing a four-place composite, certified aircraft. If successfully certified, this aircraft will be the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. Although not guaranteed, certification and production of this aircraft is expected to begin during the Company's fiscal year 1998.

         Under this agreement, $163,599 and $23,304 was reflected as an offset to research and development expenses and is netted in the expense for 1997 and 1996, respectively. At the end of fiscal year 1997, the Company had a receivable due under the first contract of $73,649. Additional funding, although not guaranteed, is expected to be received on a monthly basis over the next six to twelve months as the research and development progresses.

         The Company will retain the developed technology for the parachute systems in general and the outside company will retain the developed technology that is specific to their individual aircraft. In order to retain the developed technology, the Company has offered the outside company a discount on future purchases of completed systems which will total 110% of the advanced amount.

         The Company did not establish a liability for the $197,114 taken as an offset to expense to date under this projects due to the uncertainty of the future of the project and the future viability of the products to be developed. Any future purchase discounts that will be earned upon completion of the project will be offset against any future sales made to that company.

         The Company expects to be able to utilize the developed technology for applications on a wide range of aircraft. The future applications will depend on a complete review of market conditions, product acceptance and available funding.

3.       Small Business Innovation Research Grant (SBIR)

         On March 8, 1996, the Company signed a follow on Phase II contract under the Small Business Innovation Research grant program
         (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The Phase II contract follows a Phase I award in 1995. The Company has used the grant to expand its research in the area of lightweight fabrics and components for use in recovery systems. The total contract award was for a firm fixed price grant of $581,875 for a period not to exceed 24 months.

         For the years ended September 30, 1997 and 1996, the Company recognized $157,842 and $82,321, respectively, as an offset to research and development expenditures for work performed on the Phase II project. As of September 30, 1997, the Company had recorded a receivable for $80,837 for this contract.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


4.       Additional Contract Research and Development

         In June 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order, with revisions, is for a total of $151,000 and covers approximately 18 months. The purchase order calls for development funding for the recovery system as well as the delivery of completed recovery systems. $90,896 and $14,123, respectively, has been recognized as an expense offset under this purchase order as of September 30, 1997 and 1996. As of September 30, 1997, the Company had recorded a receivable for $21,813 for this contract. No assurances can be made as to the success of the development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

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

                                                                 Future                    Present
                                                                Dollars                   Dollars
                                                               ---------                 ---------
         Cash at signing                                          $5,000                    $5,000
         Parachute systems                                        15,000                    15,000
         Non-interest bearing four year note                      80,000                    63,732
         4% ten year note:   principal                           400,000                   295,706
                             interest                             84,362                       ---
                                                              ----------                ----------
                                                                $584,362                  $379,438
                                                              ==========                ==========


         The non interest bearing note called for monthly payments of $1,500 for forty-six months (February 1996 to November 1999). However, the Company negotiated a discount on this note and accelerated payments to be completed by December 1997. This discount represented reductions in principal and interest payments amounting to approximately $17,000 and was reflected as Other Income in the financial statements for the period ending September 30, 1997. The 4% ten year note calls for monthly payments of $4,036 (November 1995 to October 2005). Payments under this agreement are unsecured.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


5.       Covenant Not to Compete (Continued)

         The present value of the Company's obligation under this agreement was recorded as an intangible asset and is being amortized over ten years as shown in the accompanying financial statements.

         Future payments under this agreement are as follows:

                                        Future       Present
                                        Dollars      Dollars
                                        -------      -------
         1998                            60,276      30,806
         1999                            48,436      25,302
         2000                            48,436      26,176
         2001                            48,436      29,204
         2002                            48,436      32,583
         Thereafter                      91,882     126,170
                                       --------    --------
                                       $345,902    $270,241
                                       ========    ========


         The Company also granted SCI's president an option to purchase
         50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten year life and vests 20% per year over five years.

6.       Long-Term Debt

         On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility which the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate which was 8.25% at the time of signing. The index rate was 8.75% as of September 30, 1997 which computes to a total interest rate of 10.75%. The note has scheduled payments over a sixty month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note.
         The balance on the loan at September 30, 1997 was $60,703. This loan is secured by all of the Company's assets.

         Future maturities on long-term debt at September 30, 1997 are as follows:

    1998                 $  12,219
    1999                    13,566
    2000                    15,061
    2001                    16,721
    2002                     3,136
                          --------
                           $60,703
                          ========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


7.       Other Financial Information

         Inventories

         Inventories consisted of the following at September 30, 1997 and 1996:

                                                   1997         1996
                                                   ----         ----
                Raw materials                      $160,555     $170,291
                Work in process                      54,637       50,146
                Finished goods                       51,292       86,776
                                                   --------     --------
                     Total Inventories             $266,484     $307,213
                                                   ========     ========


         Depreciation Expense

         Depreciation expense totaled $13,455 in 1997 and $6,840 in 1996.

         Major Customers

         During the fiscal years ended September 30, 1997 and 1996, the Company was not dependent on any single customer that accounted for more that 10% of its sales. The Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

         Export Sales

         The Company's international sales are made through independent representatives in various foreign countries. International sales as a percentage of total sales were 39% in 1997 and 41% in 1996.

         Major Suppliers

         During the fiscal years ended September 30, 1997 and 1996, the Company purchased its rockets and parachutes from certain key vendors. The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company's needs.

8.       Line-of Credit Borrowings

         In December of both 1996 and 1995, the Company negotiated a $35,000 line-of-credit for use in operations. The line-of-credit was established on a annual renewal basis and is secured by all of the Company's assets. The latest line-of-credit expires February 28, 1998. The line calls for a variable interest rate of 2% over prime.
         At September 30, 1997, there was no outstanding balance under the line. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


9.       Income Taxes

         Income taxes benefit (expense) consisted of the following at September 30:


                                                   1997         1996
                                                   ----         ----
Current:                                    $       ---    $     ---
    Federal                                      (2,000)        (300)
                                            -----------    ---------
    State                                        (2,000)        (300)
                                            -----------    ---------

Deferred:
    Federal                                     138,000          ---
    State                                        62,000          ---
                                            -----------    ---------
                                                200,000          ---
                                            -----------    ---------
Income tax benefit (expense)                   $198,000        ($300)
                                            ===========    =========


The reconciliation between expected federal income tax rates and actual tax rates is as follows:



                                        1997                      1996
                                        ----                      ----
                                 Amount      Percent       Amount      Percent
                                 ------      -------       ------      -------
 Expected federal tax benefit
  (expense)                      ($59,000)   (34.0%)       ($38,000)   (34.0%)
 Surtax exemption                   8,000      4.6%          11,000      9.8%
 State income tax, net of federal
   tax benefit                    (11,000)    (6.3%)         (7,000)    (6.2%)
 Valuation and utilization of net
 operating loss carryforwards     262,000    150.4%          34,000     30.4%
 State minimum fees                (2,000)    (1.1%)           (300)    (0.1%)
                                 --------    -----          -------    -----
 Income tax benefit (expense)    $198,000    113.6%           ($300)    (0.1%)
                                 ========    =====          =======    =====

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


9.      Income Taxes (Continued)

        Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

                                                                1997                      1996
                                                                ----                      ----
Deferred tax assets:
    Allowance for doubtful accounts                       $    5,000            $       5,000
    Inventory valuation allowance                             19,900                    9,900
    Section 263A adjustment                                   10,000                   12,600
    Depreciation of leaseholds                                 1,800                      ---
    Vacation accrual                                           4,700                      ---
    Bonus accrual                                                ---                    8,000
    Other accruals                                            24,300                   14,100
    Net operating loss carryforwards                         933,000                  995,000
                                                          ----------            -------------
Gross deferred tax asset                                     998,700                1,044,600
Valuation allowance                                         (798,700)              (1,044,600)

    Net deferred tax asset                                   200,000                      ---

Deferred tax liability                                           ---                      ---
                                                          ----------            -------------

    Net deferred tax asset (liability)                     $ 200,000          $           ---
                                                          ==========          ===============

Current deferred tax asset                                 $ 138,000          $           ---

Long-term deferred tax asset                                  62,000                      ---
                                                          ----------            -------------

                                                           $ 200,000          $           ---
                                                          ==========          ===============


        During 1997, the Company reduced the valuation allowance to reflect the deferred tax assets utilized in 1997 to reduce current income taxes, approximately $62,000, and to recognize a deferred tax asset of $200,000. The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain timing differences.

        The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $200,000 of deferred tax assets will be realized. The remaining valuation allowance of $798,700 is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


9.       Income Taxes (Continued)

         At September 30, 1997, the Company has carryforwards available to offset future taxable income, as follows:


                                                                            State
                                    Federal     Federal        State          R&D
                                    Regular         AMT          NOL       Credit
                                    -------         ---          ---       ------
    2001                        $      ---    $     ---     $    ---      $ 4,000
    2002                               ---          ---          ---        4,000
    2003                            158,000     174,000          ---        5,000
    2004                            519,000     512,000          ---          ---
    2005                            713,000     706,000          ---          ---
    2006                            132,000     126,000          ---          ---
    2007                            113,000     107,000       12,000          ---
    2008                            457,000     450,000       97,000          ---
    2009                            181,000     175,000      182,000          ---
                                -----------  ----------    ---------     --------
                                 $2,273,000  $2,250,000     $291,000      $13,000
                                ===========  ==========    =========     ========

10.      Common Stock

         Stock Options

         In fiscal year 1988, and as amended in fiscal year 1991, the Company adopted a non qualified stock option plan that authorizes the grant to officers and other employees of non qualified stock options for a maximum of 400,000 shares. Under the terms of the plan, the options become exercisable in annual increments of one-third of the shares covered by the option, beginning one year after grant, the exercise price of each option must be at least 85% of the fair market value of the stock as of the date of grant, and the maximum term of each option is 10 years.

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

         In addition to options issued pursuant to the above-described plans, the Company has issued options to various officers, employees and others on a discretionary basis.

\




                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


10.      Common Stock (Continued)

         Stock Options (Continued)

         Transactions during 1997 and 1996, for the plans and other issuances above were as follows:

                                                    Number           Option Price
                                                  Of Shares          Range per Share
                                                  ---------          ---------------
    Balance at September 30, 1995                 2,035,278          $0.25 to $0.8125
    Granted                                         140,000          $0.25 to $0.8125
    Canceled                                        (62,760)         $0.4375 to $0.8125
                                                -----------
    Balance at September 30, 1996                 2,112,518          $0.25 to $0.8125
    Granted                                          60,000          $0.56 to $0.69
                                                -----------
    Balance at September 30, 1997                 2,172,518          $0.25 to $0.8125
                                                ===========


    At September 30, 1997:
         Options vested and exercisable           2,042,518
         Shares available for options               234,240


11.      Commitments and Contingencies

         Leases

         The Company leases its production facility on an airport in South St. Paul, Minnesota. Total rental expense for operating leases during 1997 and 1996 was $31,672 and $19,632, respectively.

         Future minimum lease payments required on non cancelable operating leases at September 30, 1997 are as follows:

    1998                 $  28,200
    1999                    28,200
    2000                    28,200
    2001                    28,200
    2002                    28,200
    Thereafter               7,050
                         ---------
                          $148,050
                         =========


12.      Supplemental Cash Flow Information

                                     1997         1996
                                     ----         ----
Cash paid for:
     Interest                       $44,532     $41,617
     Income taxes                    1,637          300

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996


12.      Supplemental Cash Flow Information (Continued)
         Summary of non cash activity:

         - On October 26, 1995, the Company entered into a covenant not to compete agreement as described in Note 5. Consideration for this agreement included $374,438 in non cash consideration.

        - In 1997, common stock was issued in lieu of directors fees of $5,500.

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



                                    PART IV


Item 13.Exhibits, Lists and Reports on Form 8-K.

                (a)              Exhibits
                                 --------
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



                (a)              Exhibits
                                 --------
                 Page             Exhibit
                 Number           Number           Description
                 ------           ------           -----------

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


(b) The Company did not file any Current Reports on Form 8-K during the fourth quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        BALLISTIC RECOVERY SYSTEMS, INC.

By     /s/ Mark B. Thomas
       -------------------------
         Mark B. Thomas
         Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                                 Date
---------                               -----                                 ----

 /s/ Darrel D. Brandt                   Director                           January 12, 1998
---------------------------
Darrel D. Brandt

 /s/ Boris Popov                        Director                           January 12, 1998
----------------------------
Boris Popov

 /s/ Robert L. Nelson                   Director                           January 12, 1998
--------------------------
Robert L. Nelson

 /s/ Thomas H. Adams                    Director                           January 12, 1998
-----------------------
Thomas H. Adams