Form 10QSB
period 1997-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 1998-02-17
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
  X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
-----  Act of 1934 (No Fee Required)

      For the quarterly period ended DECEMBER 31, 1997


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


            300 Airport Road, South St. Paul, Minnesota, 55075-3541
            -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (612) 457-7491
                 -------------------------------------------
                 Issuer's Telephone Number Including Area Code)


            ------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last
Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----       -------


Number of shares outstanding as of February 13,1998:       4,468,772
                                                        -----------------

                                    INDEX

                       BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).                               Page
                                                                         ----
          Balance sheets as of December 31, 1997 and September
          30, 1997.                                                         3

          Statements of operations for the three months ended
          December 31, 1997 and 1996.                                       4

          Statements of cash flow for the three months ended
          December 31, 1997 and 1996.                                       5

          Notes to financial statements at December 31, 1997.               6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                             10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                 13
----------

          PART I FINANCIAL INFORMATION - Item I.  Financial Statements

                       BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                                                December 30,             September 30,
                     ASSETS                                         1997                      1997
                                                                -------------             -------------
Current assets:
   Cash                                                           $    40,771          $     119,197
   Accounts receivable - net of allowance for doubtful
     accounts of $12,500 and $12,500, respectively                    164,782                210,006
Inventories                                                           284,935                266,484
Deferred tax asset - current portion                                  138,000                138,000
Prepaid expenses                                                       10,409                  2,984
                                                                  -----------            -----------
          Total current assets                                        638,897                736,671
                                                                  -----------            -----------

Furniture, fixtures and leasehold improvements                        148,148                147,473
   Less accumulated depreciation                                      (65,123)               (60,184)
                                                                  -----------           ------------
     Furniture, fixtures and leasehold improvements - net              83,025                 87,289
                                                                  -----------           ------------

Other assets:
  Patents less accumulated amortization of
    $7,410 and $7,238, respectively                                     4,255                  4,426
  Deferred tax asset - long-term portion                               62,000                 62,000
  Covenant not to compete less accumulated
    amortization of $82,211 and $72,726, respectively                 297,227                306,712
                                                                  -----------           ------------
          Total other assets                                          363,482                373,138
                                                                  -----------           ------------

          Total assets                                            $ 1,085,404           $  1,197,098
                                                                  ===========          =============

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $    43,550          $      51,961
   Customer deposits                                                   63,648                 95,401
   Accrued payroll                                                     32,481                 31,031
   Other accrued liabilities                                          115,566                141,744
   Current portion of bank note                                        12,543                 12,219
   Current portion of covenant not to compete                          21,611                 30,806
                                                                  -----------            -----------
                Current liabilities                                   289,399                363,162
                                                                  -----------            -----------

Long-term bank note and covenant , less current portions              280,202               289,639
                                                                  -----------           -----------

Shareholders' equity:
Common stock ($.01 par value; 10,000,000 shares authorized;
  4,468,772 issued and outstanding)                                    44,688                44,688
Additional paid-in capital                                          2,625,639             2,625,639
Accumulated deficit                                                (2,154,524)           (2,126,030)
                                                                  -----------          ------------
              Total shareholders' equity                              515,803               544,297
                                                                   ----------          ------------

              Total liabilities and shareholders' equity          $ 1,085,404          $  1,197,098
                                                                  ===========          ============

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
             For the Three Months Ended December 30, 1997 and 1996
                                  (UNAUDITED)



                                                                    1997       1996
                                                                 ---------    -------
     Sales                                                        $307,985   $ 373,901
     Cost of sales                                                 215,262     242,459
                                                                 ---------  ---------

     Gross profit                                                   92,723     131,442

     Selling, general and administrative                            96,404      97,759
     Research and development, net                                   4,083       3,809
                                                                 ---------   ---------

     Income (loss) from operations                                  (7,764)     29,874

     Other income (expense):
       Interest expense                                            (11,244)    (10,697)
       Covenant not to compete amortization                         (9,486)     (9,486)
       Other - net                                                     ---     (13,576)
                                                                 ---------  ----------

     Net income (loss)                                            ($28,494)    ($3,885)
                                                                 =========  ==========


     Primary earnings (loss) per share                              ($0.01)     ($0.00)
                                                                 =========   =========

        Weighted average number of shares outstanding            4,895,332   5,042,576
                                                                 =========   =========

     Fully diluted earnings (loss) per share                        ($0.01)     ($0.00)
                                                                 =========   =========

        Weighted average number of shares outstanding            5,006,007   5,582,692
                                                                 =========   =========





















                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                          Increase (Decrease) in Cash
             For the Three Months Ended December 30, 1997 and 1996
                                  (UNAUDITED)


                                                                 1997         1996
                                                              ---------     --------
Cash flow from operating activity:
  Net income (loss)                                          ($28,494)       ($3,885)
  Adjustments to reconcile net income to net cash
  from operating activity:
    Depreciation and amortization                               5,110          3,874
    Amortization of covenant not to compete                     9,485          9,486
    Inventory valuation reserve                                 3,000          3,000
    (Increase) decrease in:
        Accounts receivable                                    45,224        (56,003)
        Inventories                                           (21,451)         1,944
        Prepaid expenses                                       (7,425)        (8,620)
    Increase (decrease) in:
       Accounts payable                                        (8,411)        23,629
       Accrued expenses                                       (56,481)       (29,212)
                                                            ---------       --------

          Net cash from operating activities                  (59,443)       (55,787)
                                                            ---------      ---------

Cash flow from investing activities:
     Capital expenditures                                        (675)       (70,231)
                                                            ---------       --------

          Net cash from investing activities                     (675)       (70,231)
                                                            ---------       --------

Cash flow from financing activities:
   Net borrowing under line-of-credit agreement                  ---         (25,000)
   Proceeds from bank note                                       ---          70,000
   Principal payments on bank note                             (2,936)          (451)
   Principal payments on covenant not to compete              (15,372)        (8,462)
                                                            ---------       --------

          Net cash from financing activities                  (18,308)        36,087
                                                            ---------       --------
Increase (decrease) in cash                                   (78,426)       (89,931)
Cash - beginning of year                                      119,197        117,343
                                                            ---------       --------

Cash - end of period                                          $40,771        $27,412
                                                            =========       ========












                       See Notes to Financial Statements.

                       BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 1997
                                  (UNAUDITED)

A.   BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1997.

B.   INVENTORIES

      The components of inventory consist of the following:

                                             12/31/97        09/30/97
                                             --------       -----------
              Raw materials                  $160,827        $160,555
              Work in process                  54,729          54,637
              Finished goods                   51,379          51,292
                                              -------        --------
                     Total inventories       $266,935        $266,484
                                             ========        ========


C.   ACCOUNTS RECEIVABLE

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

D.   CUSTOMER DEPOSITS

     The Company requires order deposits from most of its domestic and international customers. These deposits represent either partial or complete down payments for orders. These down payments are recorded as customer deposits. The deposits are recognized as revenue when the product is shipped.

E. RESEARCH AND DEVELOPMENT FUNDING AND INCOME RECOGNITION

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

                       BALLISTIC RECOVERY SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1997
                                 (UNAUDITED)

E.   RESEARCH AND DEVELOPMENT FUNDING AND INCOME RECOGNITION (Continued)

     The Company will retain the developed technology for the parachute systems in general and the outside company will retain the developed technology that is specific to their individual aircraft. In order to retain the developed technology, the Company has offered the outside company a discount on future purchases of completed systems which will total 110% of the advanced amount.

     The Company did not establish a liability for the offset to expense to date under this projects due to the uncertainty of the future of the project and the future viability of the products to be developed. Any future purchase discounts that will be earned upon completion of the project will be offset against any future sales made to that company.

     The Company expects to be able to utilize the developed technology for applications on a wide range of aircraft. The future applications will depend on a complete review of market conditions, product acceptance and available funding.

F. SMALL BUSINESS INNOVATION RESEARCH GRANT (SBIR)

      On March 8, 1996, the Company signed a follow -on Phase II contract under the Small Business Innovation Research grant program (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The Phase II contract follows a Phase I award in 1995. The Company has used the grant to expand its research in the area of lightweight fabrics and components for use in recovery systems. The total contract award was for a firm fixed price grant of $581,875 for an extended period not to exceed 30 months.

G. ADDITIONAL CONTRACT RESEARCH AND DEVELOPMENT

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

H. COVENANT NOT TO COMPETE

     On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), the Company's sole US competitor, whereby: (1) SCI ceased all business activities, and (2) SCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.

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

                       BALLISTIC RECOVERY SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1997
                                 (UNAUDITED)

H. COVENANT NOT TO COMPETE (Continued)

                                                   Future           Present
                                                  Dollars           Dollars
                                                 --------          --------

    Cash at signing                                $5,000            $5,000
    Parachute systems                              15,000            15,000
    Non-interest bearing four year note            80,000            63,732
    4% ten year note:  principal                  400,000           295,706
                       interest                    84,362               ---
                                                 --------          --------

                                                 $584,362          $379,438
                                                 ========          ========


     The non interest bearing note called for monthly payments of $1,500 for forty-six months (February 1996 to November 1999). However, the Company negotiated a discount on this note and accelerated payments to be completed by December 1997. This discount represented reductions in principal and interest payments. The 4% ten year note calls for monthly payments of $4,036 (November 1995 to October 2005). Payments under this agreement are unsecured.

     The present value of the Company's obligation under this agreement was recorded as an intangible asset and is being amortized over ten years as shown in the accompanying financial statements.

     Future payments under this agreement are as follows:


                                Future        Present
                                Dollars       Dollars
                                --------      --------
                                <C >
                     1998         60,276        30,806
                     1999         48,436        25,302
                     2000         48,436        26,176
                     2001         48,436        29,204
                     2002         48,436        32,583
                     Thereafter   91,882       126,170
                                --------      --------
                                $345,902      $270,241
                                ========      ========


     The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten year life and vests 20% per year over five years.

I. LONG-TERM DEBT

     On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility which the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate which was 8.25% at the time of signing. The index rate was 8.75% as of December 31, 1997 which computes to a total interest rate of 10.75%. The note has scheduled payments over a sixty month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note. This loan is secured by all of the Company's assets.

                       BALLISTIC RECOVERY SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              December 31, 1997
                                 (UNAUDITED)

I.   LINE OF CREDIT BORROWINGS

     In December of both 1996 and 1995, the Company negotiated a $35,000 line-of-credit for use in operations. The line-of-credit was established on a annual renewal basis and is secured by all of the Company's assets. The latest line-of-credit expires February 28, 1998. The line calls for a variable interest rate of 2% over prime. At December 31, 1997, there was no outstanding balance under the line. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

J.   INCOME TAXES

     Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales

Sales for the current fiscal year quarter were down by 17.6%. The decrease is a result of soft sales of ultralight aircraft in both the domestic and international markets. The soft sales performance by the manufacturers of aircraft resulted in a direct decrease in Company sales. Beginning in the Company's second fiscal year quarter, order volumes were beginning to follow trends from the prior fiscal year.

Sales in the recreational aircraft market for the current fiscal year are expected to be slightly lower than the prior fiscal year as a result of the temporary downturn in order volumes during the first quarter of fiscal year 1998. Order flows, and therefore production, for the remainder of the year are expected to continue at levels consistent with those of fiscal year 1997. As an offset to the lower revenues in the recreational market, the Company anticipates receiving orders and producing units in the general aviation market for the new to-be-certified four-place composite aircraft which is currently under development. Volume projections and timing of those volumes is uncertain at this time. There can be no assurances that this aircraft will actually receive certification during the Company's fiscal year 1998 or at any future time, nor that its volumes, if certified, will have a material affect on the Company.

Gross Margin

The gross margin for the current fiscal year quarter was down 5.4% from the prior fiscal year as a result of several factors. One factor was a continuing increase in component costs for the Company's products. The Company's product components are primarily made of nylon and aluminum which have both seen substantial increases in raw material costs to the Company's vendors. Manufacturing overhead was consistent with that of the prior year quarter, but due to the lower sales volume, it resulted in a higher percentage of sales. In addition, the sales mix for the current quarter was weighted heavier towards the lower-gross-margin smaller units produced by the Company. The mix of sales is historically inconsistent between quarters, but past trends indicate that the mix should average out by the end of the fiscal year which should result in a higher average gross margin for the remainder of the fiscal year.

Income (Loss) from Operations

Operating expenses were maintained at levels consistent with that of the prior fiscal year quarter. Outside funding resulted in the offset of most of the Company's research and development expenditures for both yearly quarters.

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

In addition, the cash flow needed for current debt service was reduced by the end of the first quarter of fiscal year 1998 as a portion of the covenant not to compete debt was retired.

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

The second ongoing project is the Company's Small Business Innovation Research grant (SBIR) through NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received a Phase I grant during 1994. All work under this Phase I grant was completed during fiscal year 1995. With the completion of Phase I, the Company applied for and received a Phase II grant to continue on with the research that it began in the first phase. The Phase II grant, which began in March 1996, is for a maximum of $582,000 over an extended period of 30 months.

The third project began in June 1996, when the Company received a development contract for a recovery system for a prototype unmanned aircraft being developed by a government contractor. The contract, with revisions, is for a total of $151,000 and covers approximately 18 months. The purchase order calls for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models.

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


Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended December 31, 1997.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     BALLISTIC RECOVERY SYSTEMS, INC.


     By /s/ Mark B. Thomas
        --------------------
        Mark B. Thomas
        Chief Executive Officer and Chief Financial Officer



Dated February 16, 1998