Form 10QSB
period 1998-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 1998-05-14
CIK 801907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   X     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
 -----
         Act of 1934 (No Fee Required)

         For the quarterly period ended March 31, 1998

         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from            to
                                        ----------    ----------

         Commission file number      0-15318


                        BALLISTIC RECOVERY SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Minnesota                                         41-1372079
 ------------------------------                         -----------------------
(State or Other Jurisdiction of                        (IRS Employer ID Number)
Incorporation or Organization)


             300 Airport Road, South St. Paul, Minnesota, 55075-3541
             -------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (612) 457-7491
                                 --------------
               (Issuer's Telephone Number Including Area Code)



         ---------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, If Changed Since
          Last Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   -----     -----


Number of shares outstanding as of May 13, 1998:       4,468,772
                                                 ----------------

                                      INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).                             Page

         Balance sheets as of March 31, 1998 and September
         30, 1997.                                                       3

         Statements of operations for the three months and six
         months ended March 31, 1998 and 1997.                           4

         Statements of cash flow for the six months ended
         March 31, 1998 and 1997.                                        5

         Notes to financial statements at March 31, 1998.                6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                           10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                              12

           PART I FINANCIAL INFORMATION - Item I. Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                               March 31,           September 30,
                            ASSETS                                               1998                  1997
                                                                              ----------           -------------
Current assets:
     Cash                                                                     $    50,142            $   119,197
     Accounts receivable - net of allowance for doubtful
         accounts of $12,500 and $12,500, respectively                            151,598                210,006
     Inventories                                                                  301,314                266,484
     Deferred tax asset - current portion                                         138,000                138,000
     Prepaid expenses                                                               7,933                  2,984
                                                                              -----------            -----------
         Total current assets                                                     648,987                736,671
                                                                              -----------            -----------

Furniture, fixtures and leasehold improvements                                    152,114                147,473
     Less accumulated depreciation                                                (70,063)               (60,184)
                                                                              -----------            -----------
         Furniture, fixtures and leasehold improvements - net                      82,051                 87,289
                                                                              -----------            -----------

Other assets:
     Patents less accumulated amortization of
         $7,581 and $7,238, respectively                                            4,083                  4,426
     Deferred tax asset - long-term portion                                        62,000                 62,000
     Other intangible assets                                                       11,125                     --
     Covenant not to compete less accumulated
         amortization of $91,697 and $72,726, respectively                        287,741                306,712
                                                                              -----------            -----------
         Total other assets                                                       364,949                373,138
                                                                              -----------            -----------

Total assets                                                                  $ 1,095,987            $ 1,197,098
                                                                              ===========            ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $    66,850            $    51,961
     Customer deposits                                                            100,360                 95,401
     Accrued payroll                                                               33,249                 31,031
     Other accrued liabilities                                                     79,366                141,744
     Current portion of bank note                                                  12,730                 12,219
     Current portion of covenant not to compete                                    22,810                 30,806
                                                                              -----------            -----------
         Current liabilities                                                      315,365                363,162
                                                                              -----------            -----------

Long-term bank note and covenant, less current portions                          272,343                289,639
                                                                              -----------            -----------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized;
         4,468,772 issued and outstanding)                                         44,688                 44,688
     Additional paid-in capital                                                 2,625,639              2,625,639
     Accumulated deficit                                                       (2,162,048)            (2,126,030)
                                                                              -----------            -----------
         Total shareholders' equity                                               508,279                544,297
                                                                              -----------            -----------

Total liabilities and shareholders' equity                                    $ 1,095,987            $ 1,197,098
                                                                              ===========            ===========


                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended March 31, 1998 and 1997
                                   (UNAUDITED)


                                                           Three Months Ended         Six Months Ended
                                                                March 31,                 March 31,
                                                           1998          1997         1998         1997
                                                           ----          ----         ----         ----
Sales                                                $   380,837     $   470,261   $   688,822   $   844,162
Cost of sales                                            264,641         310,791       479,903       553,250
                                                     -----------     -----------   -----------   -----------

Gross profit                                             116,196         159,470       208,919       290,912

Selling, general and administrative                      125,466         101,827       221,870       199,586
Research and development                                 (22,446)         (5,961)      (18,363)       (2,152)
                                                     -----------     -----------   -----------   -----------

Income from operations                                    13,176          63,604         5,412        93,478

Other income (expense):
     Interest expense                                    (11,213)        (12,145)      (22,457)      (22,842)
     Covenant amortization                                (9,486)         (9,486)      (18,972)      (18,972)
     Other income (expense)                                   --             407            --       (13,169)
                                                     -----------     -----------   -----------   -----------
Net income (loss)                                        ($7,523)    $    42,380      ($36,017)  $    38,495
                                                     ===========     ===========   ===========   ===========



Primary earnings per share                                ($0.00)    $      0.01        ($0.01)  $      0.01
                                                     ===========     ===========   ===========   ===========

Weighted average number of shares
     outstanding                                       4,895,332       5,042,576     4,895,332     5,042,576
                                                     ===========     ===========   ===========   ===========


Fully diluted earnings per share                          ($0.00)    $      0.01        ($0.01)  $      0.01
                                                     ===========     ===========   ===========   ===========

Weighted average number of shares
     outstanding                                       5,006,007       5,582,692     5,006,007     5,582,692
                                                     ===========     ===========   ===========   ===========


                      See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                           Increase (Decrease) in Cash
                For the Six Months Ended March 31, 1998 and 1997
                                   (UNAUDITED)

                                                                           1998             1997
                                                                           ----             ----
Cash flow from operating activity:
     Net income                                                          ($36,017)      $  38,495
     Adjustments to reconcile net income to net cash
     from operating activity:
         Depreciation and amortization                                     10,222           8,849
         Amortization of covenant not to compete                           18,971          18,972
         Inventory valuation reserve                                        6,000           6,000
         (Increase) decrease in:
             Accounts receivable                                           58,408         (16,261)
             Inventories                                                  (40,830)        (39,671)
             Prepaid expenses(4,949)                                       (9,546)
         Increase (decrease) in:
             Accounts payable                                              14,889          14,370
             Accrued expenses                                             (55,202)        (35,812)
                                                                        ---------       ---------

     Net cash from operating activities                                   (28,508)        (14,604)
                                                                        ---------       ---------

Cash flow from investing activities:
     Increase in intangible assets                                        (11,125)             --
     Capital expenditures                                                  (4,641)        (75,317)
                                                                        ---------       ---------

     Net cash from investing activities                                   (15,766)       (75,1317)
                                                                        ---------       ---------

Cash flow from financing activities:
     Net borrowing under line-of-credit agreement                              --         (25,000)
     Proceeds from bank note                                                   --          70,000
     Principal payments on bank note                                       (5,528)         (3,098)
     Principal payments on covenant not to compete                        (19,253)        (28,959)
                                                                        ---------       ---------

     Net cash from financing activities                                   (24,781)         12,943
                                                                        ---------       ---------

Increase (decrease) in cash                                               (69,055)        (76,978)
Cash  - beginning of year                                                 119,197         117,343
                                                                        ---------       ---------

Cash - end of period                                                    $  50,142       $  40,365
                                                                        =========       =========





                      See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (UNAUDITED)

A.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31,1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1997.

B.       INVENTORIES

         The components of inventory consist of the following:


                                                  03/31/98                  09/30/97
                                                  --------                  --------
         Raw materials                            $181,540                  $160,555
         Work in process                            61,778                    54,637
         Finished goods                             57,996                    51,292
                                                  --------                  --------
         Total inventories                        $301,314                  $266,484
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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (UNAUDITED)

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

G.       ADDITIONAL CONTRACT RESEARCH AND DEVELOPMENT

         In June 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order, with revisions, is for a total of $151,000 and covers approximately 22 months. The purchase order calls for development funding for the recovery system as well as the delivery of completed recovery systems. No assurances can be made as to the success of the development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (UNAUDITED)

H.       COVENANT NOT TO COMPETE (Continued)

                                                                    Future                    Present
                                                                    Dollars                    Dollars
                                                                    -------                    -------

                  Cash at signing                                    $5,000                    $5,000
                  Parachute systems                                  15,000                    15,000
                  Non-interest bearing four year note                80,000                    63,732
                  4% ten year note:  principal                      400,000                   295,706
                                     interest                        84,362                       ---
                                                                   --------                  --------

                                                                   $584,362                  $379,438
                                                                   ========                  ========


         The non interest bearing note called for monthly payments of $1,500 for forty-six months (February 1996 to November 1999). However, the Company negotiated a discount on this note and accelerated payments which were completed in December 1997. This discount represented reductions in principal and interest payments. The 4% ten year note calls for monthly payments of $4,036 (November 1995 to October 2005). Payments under this agreement are unsecured.

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

I.       LONG-TERM DEBT

         On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility which the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate which was 8.25% at the time of signing. The index rate was 8.75% as of March 31, 1998 which computes to a total interest rate of 10.75%. The note has scheduled payments over a sixty month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note. This loan is secured by all of the Company's assets.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (UNAUDITED)

I.       LINE OF CREDIT BORROWINGS

         In February 1998, the Company negotiated a $150,000 line-of-credit for use in operations. The line-of-credit was established on a annual renewal basis and is secured by all of the Company's assets. The latest line-of-credit expires February 28, 1999. The line calls for a variable interest rate of 2% over the bank's index rate. At March 31, 1998, there was no outstanding balance under the line. The Company expects to renew the line each year following the review of its financial results and projections with the bank. The Company's previous line-of-credit was $35,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Sales

Sales for the current fiscal year quarter were down by 19%. The decrease is a result of soft sales of ultralight aircraft in both the domestic and international markets. The soft sales performance by the manufacturers of aircraft resulted in a direct decrease in Company sales. At the beginning in the current fiscal year quarter, order volumes were beginning to follow trends consistent with those of the prior fiscal year. However, order volumes later slowed and continue to be slow through the beginning of the third fiscal quarter. Sales of ultralights have begun to increase during the Company's third fiscal quarter, but the Company `s product sales lag behind ultralight sales by several months as buyers assemble their aircraft.

Sales in the recreational aircraft market for the current fiscal year are expected to be lower than the prior fiscal year as a result of the downturn in order volumes during the first two quarters of fiscal year 1998. Order flows, and therefore production, for the remainder of the third fiscal quarter are expected to remain at levels below the prior year, but sales for the remainder of the year are expected to continue at levels consistent with those of fiscal year 1997. As an offset to the lower revenues in the recreational market, the Company anticipates receiving orders and producing units in the general aviation market for the new to-be-certified four-place composite aircraft which is currently under development. Volume projections and timing of those volumes is uncertain at this time. There can be no assurances that this aircraft will actually receive certification during the Company's fiscal year 1998 or at any future time, nor that its volumes, if certified, will have a material affect on the Company.

Gross Margin

The gross margin for the current fiscal year quarter was down 3.4% from the prior fiscal year as a result of several factors. One factor was a continuing increase in component costs for the Company's products. The Company's product components are primarily made of nylon and aluminum which have both seen substantial increases in raw material costs to the Company's vendors. Manufacturing overhead was consistent with that of the prior year quarter, but due to the lower sales volume, it resulted in a higher percentage of sales. In addition, the sales mix for the current quarter, as well as the previous current fiscal year quarter, was weighted heavier towards the lower-gross-margin smaller units produced by the Company. The mix of sales is historically inconsistent between quarters, but no assurances can be made that the mix will change and result in a higher average gross margin for the remainder of the fiscal year.

Income (Loss) from Operations

Operating expenses were maintained at levels consistent with that of the prior fiscal year quarter, with a few exceptions. Those exceptions includes increases in outside service fees for proxy solicitations, legal fees and directors fees. In addition, salaries for certain key employees were adjusted upwards at the beginning of the current fiscal year quarter. Outside funding resulted in the offset of all of the Company's research and development expenditures for both yearly quarters.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES:

Management intends to fund all of its continuing operation out of its current revenues with the exception of its contract research and development projects. Management believes that the current business operation is adequate to support the ongoing operations of the Company during the next twelve month period and will maintain and adjust expenses as necessary to improve profitability. Current contract research and development projects are expected to be completed during the Company's fiscal year 1998. The Company will continue to look for sources for contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

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

In April 1998, the Company completed the first successful inflight deployment on this four-place composite aircraft. Further testing is scheduled throughout the Company's third fiscal year quarter. No assurances can be made that future testing will be successful, or even if successful, that the project will continue.

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

The third project began in June 1996, when the Company received a development contract for a recovery system for a prototype unmanned aircraft being developed by a government contractor. The contract, with revisions, is for a total of $151,000 and covers approximately 22 months. The purchase order calls for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models.

In October 1995, the Company entered into a non-compete agreement with its only domestic competitor, SCI. As a result of other sales efforts that were underway, the exact benefit of the SCI transaction in terms of sales volumes cannot be specifically determined. Although the agreement calls for debt service over a ten year period, the Company believes that the agreement will have a positive impact on sales, profitability and cash flow. This agreement, in addition to other sales programs that have been implemented by the Company over the past several years, should continue to strengthen the Company's revenues and profitability into the future, despite the current downturn in order and sales volumes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company has been named in a lawsuit which claims that the Company's product failed to perform when called upon. Preliminary information in the suit has not established that the Company's product was at fault, and no detail of the allegations have been provided. The father of a person who was fatally injured in an ultralight accident has brought the suit. The Company has filed a response to the suit . The exposure to the Company is uncertain at this time.


Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended March 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BALLISTIC RECOVERY SYSTEMS, INC.


                                    By  /s/ Mark B. Thomas
                                        ----------------------------------
                                         Mark B. Thomas
                                         Chief Executive Officer and
                                         Chief Financial Officer



Dated May 13, 1998