Form 10QSB
period 1998-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 1998-08-14
CIK 801907

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)
  X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
-----  Act of 1934 (No Fee Required)

       For the quarterly period ended June 30, 1998

       Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

       For the transition period from __________ to __________


       Commission file number  0-15318
                              ---------


                        BALLISTIC RECOVERY SYSTEMS, INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


           Minnesota                                        41-1372079
 ------------------------------                            -------------
(State or Other Jurisdiction of                       (IRS Employer ID Number)
 Incorporation or Organization)


            300 Airport Road, South St. Paul, Minnesota, 55075-3541
            -------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (612) 457-7491
                 ---------------------------------------------
                (Issuer's Telephone Number Including Area Code)


      --------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----


Number of shares outstanding as of August 12,1998:      4,468,772
                                                  --------------------

                                     INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).                               Page
                                                                         ----

         Balance sheets as of June 30, 1998 and September 30, 1997.         3

         Statements of operations for the three months and nine
         months ended June 30, 1998 and 1997.                               4

         Statements of cash flow for the nine months ended
         June 30, 1998 and 1997.                                            5

         Notes to financial statements at June 30, 1998.                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                              10


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  11


SIGNATURES                                                                 12
----------

          PART I FINANCIAL INFORMATION - Item I.  Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                  June 30,      September 30,
                              ASSETS                               1998             1997
                                                                   ----             ----
Current assets:
   Cash                                                         $   19,887       $  119,197
   Accounts receivable - net of allowance for doubtful
     accounts of $12,500 and $12,500, respectively                 252,269          210,006
   Inventories                                                     286,380          266,484
   Deferred tax asset - current portion                            138,000          138,000
   Prepaid expenses                                                  5,458            2,984
                                                                ----------       ----------
     Total current assets                                          701,994          736,671
                                                                ----------       ----------

Furniture, fixtures and leasehold improvements                     154,282          147,473
   Less accumulated depreciation                                   (75,003)         (60,184)
                                                                ----------       ----------
     Furniture, fixtures and leasehold improvements - net           79,279           87,289
                                                                ----------       ----------

Other assets:
   Patents less accumulated amortization of
     $7,753 and $7,238, respectively                                 3,911            4,426
   Deferred tax asset - long-term portion                           62,000           62,000
   Other intangible assets                                          21,644              ---
   Covenant not to compete less accumulated
     amortization of $101,183 and $72,726, respectively            278,255          306,712
                                                                ----------       ----------
     Total other assets                                            365,810          373,138
                                                                ----------       ----------

Total assets                                                    $1,147,083       $1,197,098
                                                                ==========       ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   88,378       $   51,961
   Customer deposits                                               148,669           95,401
   Accrued payroll                                                  32,457           31,031
   Other accrued liabilities                                        66,333          141,744
   Current portion of bank note                                     12,850           12,219
   Current portion of covenant not to compete                       22,950           30,806
                                                                ----------       ----------
     Current liabilities                                           371,637          363,162
                                                                ----------       ----------

Long-term bank note and covenant, less current portions            265,609          289,639
                                                                ----------       ----------

Shareholders' equity:
   Common stock ($.01 par value; 10,000,000 shares authorized;
     4,468,772 issued and outstanding)                              44,688           44,688
   Additional paid-in capital                                    2,625,639        2,625,639
   Accumulated deficit                                          (2,160,490)      (2,126,030)
                                                                ----------       ----------
     Total shareholders' equity                                    509,837          544,297
                                                                ----------       ----------

Total liabilities and shareholders' equity                      $1,147,083       $1,197,098
                                                                ==========       ==========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
       For the Three Months and Nine Months Ended June 30, 1998 and 1997
                                  (UNAUDITED)


                                            Three Months Ended     Nine Months Ended
                                                  June 30,             June 30,
                                              1998       1997       1998        1997
                                              ----       ----       ----        ----
Sales                                       $377,135   $577,843  $1,065,957  $1,422,005
Cost of sales                                259,407    376,074     739,310     929,323
                                           ---------  ---------  ----------  ----------

Gross profit                                 117,728    201,769     326,647     492,682

Selling, general and administrative          109,499     99,967     331,369     299,553
Research and development                     (14,365)    (8,147)    (32,728)    (10,299)
                                           ---------  ---------  ----------  ----------

Income from operations                        22,594    109,949      28,006     203,428

Other income (expense):
   Interest expense                          (11,551)   (11,195)    (34,008)    (34,037)
   Covenant amortization                      (9,486)    (9,486)    (28,458)    (28,458)
   Other income (expense)                        ---        ---         ---     (13,169)
                                           ---------  ---------  ----------  ----------
Net income (loss)                             $1,557    $89,268    ($34,460)   $127,764
                                           =========  =========  ==========  ==========



Primary earnings per share                     $0.00      $0.01      ($0.01)      $0.03
                                           =========  =========  ==========  ==========

Weighted average number of shares
 outstanding                               4,895,332  6,379,492   4,895,332   5,042,576
                                           =========  =========  ==========  ==========


Fully diluted earnings per share               $0.00      $0.01      ($0.01)      $0.02
                                           =========  =========  ==========  ==========

Weighted average number of shares
 outstanding                               5,006,007  6,379,492   5,006,007   5,582,692
                                           =========  =========  ==========  ==========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF CASH FLOW
                          Increase (Decrease) in Cash
                For the Nine Months Ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                                     1998               1997
                                                                     ----               ----
Cash flow from operating activity:
   Net income                                                     ($ 34,460)          $127,764
   Adjustments to reconcile net income to net cash
   from operating activity:
      Depreciation and amortization                                  15,334             13,822
      Amortization of covenant not to compete                        28,457             28,458
      Inventory valuation reserve                                     9,000             29,000
      (Increase) decrease in:
         Accounts receivable                                        (42,263)          (107,751)
         Inventories                                                (28,896)           (25,376)
         Prepaid expenses                                            (2,474)            (7,600)
      Increase (decrease) in:
         Accounts payable                                            36,417               (999)
         Accrued expenses                                           (20,717)           (50,148)
                                                                   --------           --------

   Net cash from operating activities                               (39,602)             7,170
                                                                   --------           --------

Cash flow from investing activities:
   Increase in intangible assets                                    (21,644)               ---
   Capital expenditures                                              (6,809)           (77,957)
                                                                   --------           --------

   Net cash from investing activities                               (28,453)           (77,957)
                                                                   --------           --------

Cash flow from financing activities:
   Net borrowing under line-of-credit agreement                         ---            (25,000)
   Proceeds from bank note                                              ---             70,000
   Principal payments on bank note                                   (8,292)            (5,863)
   Principal payments on covenant not to compete                    (22,963)           (36,521)
                                                                   --------           --------

   Net cash from financing activities                               (31,255)             2,616
                                                                   --------           --------

Increase (decrease) in cash                                         (99,310)           (68,171)
Cash - beginning of year                                            119,197            117,343
                                                                   --------           --------

Cash - end of period                                               $ 19,887           $ 49,172
                                                                   ========           ========


                      See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (UNAUDITED)

A.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
     Operating results for the three and nine month periods ended June 30,1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1997.

B.   INVENTORIES

     The components of inventory consist of the following:

                          06/30/98      09/30/97
                          --------      --------
Raw materials             $172,542      $160,555
Work in process             58,716        54,637
Finished goods              55,122        51,292
                          --------      --------
Total inventories         $286,380      $266,484
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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (UNAUDITED)

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (UNAUDITED)

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

I.   LONG-TERM DEBT

     On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility which the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate which was 8.25% at the time of signing. The index rate was 8.75% as of June 30, 1998 which computes to a total interest rate of 10.75%. The note has scheduled payments over a sixty month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note. This loan is secured by all of the Company's assets.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (UNAUDITED)

I.   LINE OF CREDIT BORROWINGS

     In February 1998, the Company negotiated a $150,000 line-of-credit for use in operations. The line-of-credit was established on a annual renewal basis and is secured by all of the Company's assets. The latest line-of-credit expires February 28, 1999. The line calls for a variable interest rate of 2% over the bank's index rate. At June 30, 1998, there was no outstanding balance under the line. The Company expects to renew the line each year following the review of its financial results and projections with the bank. The Company's previous line-of-credit was $35,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business Overview:

The current fiscal year has been one of the most challenging and exciting fiscal years in recent history. The Company has been working diligently over the past several years in an effort to expand its revenue opportunities beyond the existing sport and recreational aircraft markets. The sport and recreational markets have been the main stay of the Company's revenues since the early 1980s, but a review of the financial statements will show these markets have limited revenue possibilities. With relatively low volumes, any downturn in the marketplace has a significant impact on revenues, efficiency and profitability.

As the current fiscal year comes to a close, the Company is finalizing two of its long-standing outside research and development projects. The first of which has the most significant short and long-term implications for the Company. This project is for a recovery system that is scheduled to be standard equipment on a new general aviation aircraft that is anticipating certification in the fall of 1998. Since the recovery system will be standard equipment, the Company believes that the introduction of this aircraft on the market will begin to have a positive impact on the Company's revenues and profitability during the next fiscal year. As orders and production of this aircraft expand, the Company will directly benefit from that growth. In addition, the Company anticipated being able to expand its product line to include other general aviation aircraft as the recovery system gains further market acceptance.

The second of the outside research and development projects is for a research grant under the SBIR program administered by NASA. Initial development and testing under the grant is scheduled before the end of the current fiscal year. If the initial development and testing continue to show promise, the Company will consider further development and testing beyond the grant period.

Sales

Sales for the current fiscal year quarter were down by 34.7%. The decrease is a result of soft sales of ultralight aircraft in both the domestic and international markets. The soft sales performance by the manufacturers of aircraft resulted in a direct decrease in Company sales. At the beginning in the current fiscal year quarter, order volumes were beginning to follow trends consistent with those of the prior fiscal year. However, order volumes later slowed and continue to be slow through the beginning of the third fiscal quarter. Sales of ultralights have begun to increase during the Company's third fiscal quarter, but the Company 's product sales lag behind ultralight sales by several months as buyers assemble their aircraft.

Sales in the recreational aircraft market for the current fiscal year are expected to be lower than the prior fiscal year as a result of the downturn in order volumes during the first three quarters of fiscal year 1998. Order flows, and therefore production, for the remainder of the year are expected to continue at levels consistent with those of fiscal year 1997. As an offset to the lower revenues in the recreational market, it is possible that the Company may receive orders and produce units in the general aviation market for the new to-be-certified four-place composite aircraft which is currently under development. Volume projections and timing of those volumes is uncertain at this time. There can be no assurances that this aircraft will actually receive certification during the Company's fiscal year 1998 or at any future time, nor that its volumes, if certified, will have a material effect on the Company.

Gross Margin

The gross margin for the current fiscal year quarter was down 3.7% from the prior fiscal year. One factor was a continuing increase in component costs for the Company's products. The Company's product components are primarily made of nylon and aluminum which have both seen substantial increases in raw material costs to the Company's vendors. Manufacturing overhead was consistent with that of the prior year quarter, but due to the lower sales volume, it resulted in a higher percentage of sales. In addition, the sales mix for the current quarter, as well as the previous current fiscal year quarters, was weighted heavier towards the lower-gross-margin smaller units produced by the Company. The mix of sales is historically inconsistent between quarters, but no assurances can be made that the mix will change and result in a higher average gross margin by the end of the current fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Operating Expenses:

Selling, general and administrative costs were higher in the current fiscal year quarter as compared to the prior fiscal year as a result of expanded trade show and international travel expenditures. These expenditures are part of the Company's plans to expand the sport and recreational market sales while looking for new markets and revenue sources. In addition, further expenditures have been made in support of the current research and development contracts as the Company's management became actively involved in managing and overseeing the final stages of development and testing.

Research and development costs for both fiscal years have been offset by funding received from outside sources. All of the outside research and development projects underway at the end of fiscal year 1997 are expected to be completed during the Company's fiscal year 1998. The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.


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

In July 1998, the Company successfully completed the inflight deployments and canopy ultimate strength tests as required by the FAA on this four-place composite aircraft. Final testing is scheduled to be completed during the Company's fourth fiscal year quarter. No assurances can be made that future testing will be successful, or even if successful, that the overall project will be completed.

The second ongoing project is the Company's Small Business Innovation Research grant (SBIR) through NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received a Phase I grant during 1994. All work under this Phase I grant was completed during fiscal year 1995. With the completion of Phase I, the Company applied for and received a Phase II grant to continue on with the research that it began in the first phase. The Phase II grant, which began in March 1996, is for a maximum of $582,000 over an extended period of 30 months. Final project testing is scheduled to be completed during the Company's fourth fiscal year quarter.

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


Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BALLISTIC RECOVERY SYSTEMS, INC.


                                            By  /s/ Mark B. Thomas
                                              ----------------------------
                                              Mark B. Thomas
                                              Chief Executive Officer and
                                              Chief Financial Officer


Dated August 13, 1998