Form 10KSB
period 1998-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 1998-12-22
CIK 801907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
     X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934 (Fee Required)


            For the fiscal year ended September 30, 1998

            Transition  Report  Pursuant  to  Section  13 or  15(d)  of the
---------   Securities  Exchange  Act of 1934 (No Fee Required)

            For the transition period from           to
                                           ----------  ----------
Commission File number 0-15318

                        BALLISTIC RECOVERY SYSTEMS, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Minnesota                                      41-1372079
-------------------------------                         -----------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
incorporation or organization)

300 Airport Road, South St. Paul, Minnesota                   55075-3541
-------------------------------------------                   ----------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's telephone number including area code: (651) 457-7491
                                               --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value
                                                             ------------------
                                                              (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days: X Yes    No
                                                                  ---    ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .
                              ---
State Issuer's revenues for the most recent fiscal year:  $1,622,544.

Based upon the average bid and asked prices of the Issuer's Common Stock, the aggregate market value of the Common Stock held by Non-affiliates of the Issuer as of December 10, 1998 was approximately $2,675,000.

Number of shares outstanding as of December 10, 1998:   5,696,927.



   Index for exhibits is located on page 30. This document contains 32 pages.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's Definitive Proxy Statement to be used in connection with the election of directors at the 1999 annual shareholders meeting (the "Proxy Statement") are incorporated by reference into Part III, Items 9-12 as follows:


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

         The Company began with products for ultralight aircraft in the early 1980's and expanded its efforts in the general aviation market in the late 1980's with the design and testing of a recovery system for the Cessna 150/152 model aircraft. The development of the Cessna 150/152-model system was the primary purpose for the Company going public in 1986, with a secondary offering in 1988. In early 1993, the Company received Federal Aviation Administration ("FAA") approval for the GARD-150 product for installation on FAA-certified Cessna 150/152 aircraft.

         Beginning in 1994, the Company sought and established relationships with outside sources for research and development funding in order to continue its efforts towards long-term product development and expansion. During 1994, the Company began receiving outside funding for certain research and development projects. Since that time, the Company has established various funding sources for its research and development. Outside funding for research and development activities is an ongoing objective for the Company, however, no assurances can be made that the Company will be successful into the future under this objective.

         The Company has recently completed work under a research and development funding agreement with a privately held company that has developed a four-place composite, certified aircraft. The aircraft, known as the Cirrus Design SR-20, was successfully certified on October 23, 1998 by the FAA. This is the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. The Company has been informed that production of the first group of customer aircraft is underway and first deliveries of aircraft, which will include the Company's parachute systems, are expected to begin during the month of January 1999. Although certified, there can be no assurances that deliveries will begin during the Company's fiscal year 1999 or at any future time, nor that its volumes will have a material affect on the Company.

         A project that is nearing completion is the Company's Small Business Innovation Research grant (SBIR) through NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received a Phase I grant during 1994. All work under this Phase I grant was completed during fiscal year 1995. With the completion of Phase I, the Company applied for and received a Phase II grant to continue on with the research that it began in the first phase. The Phase II grant, which began in March 1996, is for a maximum of $582,000 over a period of 36 months and will be completed during the Company's fiscal year 1999.

         In June 1996, the Company received a development contract for a recovery system for a prototype-unmanned aircraft being developed by a government contractor. The Company anticipated that the contract, as extended, will be completed during the Company's fiscal year 1999. The maximum amount of the contract is $150,000 and calls for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models. This project is a development project for the government contractor and may or may not be successful.

(b)      Narrative Description of Business

         PRINCIPAL PRODUCTS:

         The Company's principal product line is whole aircraft emergency parachute recovery systems. The systems, in an in-air emergency situation, may be activated by the pilot releasing a parachute that is designed to open quickly, slow the decent of the aircraft, and lower it safely to the ground to prevent or reduce human injury and damage to the aircraft. The Company's contract engineering services also deal with long-term product development and expansion of the ballistically deployed parachute recovery systems product line.

         Recreational Aviation Products:

         Recreational aviation products include products designed and manufactured for use on unregistered aircraft such as ultralights, hang gliders, paragliders and aircraft registered with the FAA as experimental. The Company manufactures these products and sells them directly to individuals and through dealers and distributors who also market and sell the aircraft and related products.

         General Aviation Products:

         The Company's attempt to enter the general aviation market began in the mid 1980's when it began development of an emergency parachute recovery system for the Cessna 150/152 series of aircraft. In 1993, this system, known as the GARD-150, received a Supplemental Type Certificate (STC) from the FAA that allows owners of Cessna 150/152 model aircraft to install the system.

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

         Another product developed for the general aviation market is for a privately held company that has developed and certified a four-place all composite general aviation aircraft. The aircraft, known as the Cirrus Design SR-20, was successfully certified on October 23, 1998. This is the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. The Company has been informed that production of the first group of customer aircraft is underway and first deliveries of aircraft, which will include the Company's parachute systems, are expected to begin during the month of January 1999. See Note 2 of Notes to Financial Statements for further information.

         Contract Research and Development:

         Contract research and development has allowed the Company to expand its product line and expertise in whole aircraft recovery systems. In addition, the Company's expertise has allowed us to receive new and follow on contracts for both government contractors and civilian companies. It has been and will continue to be a goal of the Company to receive outside funding for its research and development activities.

         The Company is currently involved in two contract research and development projects. One of the projects is through the Small Business Innovation Research grant (SBIR) program administered by NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received initial funding during its fiscal year 1995 through a Phase I grant, and received subsequent funding through a Phase II grant beginning in fiscal year 1996. The Phase II grant, which began in March 1996, is for a maximum of $582,000 and will be completed during the Company's fiscal year 1999. The purpose of the grant is not only to provide research in areas of interest to NASA, but also to develop products that can be commercialized by the small business entity. The Company hopes that the research will lead to products that have both military and civilian applications complimenting or enhancing the Company's current product line. See Note 3 of Notes to Financial Statements for further information.

         In June 1996, the Company received a development contract for a recovery system for a prototype-unmanned aircraft being developed by a government contractor. The contract is for a maximum amount of $150,000, and calls for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models. The Company anticipates that this project will be completed during the Company's fiscal year 1999. See Note 4 of Notes to Financial Statements for further information.

         The successful completion of any of these projects cannot be assured. Also, there can be no assurance that if these projects are completed that they will produce revenues for the Company or that they will produce technology that can be applied to other similar aircraft or products, or that if produced, will be successfully marketed and sold.

         MANUFACTURING OPERATIONS AND SUPPLIERS:

         The Company's personnel in a South St. Paul, Minnesota facility, using components manufactured to its specifications perform assembly of the Company's product line. The parachutes utilized by the Company are purchased from a certain key supplier. Up until the current fiscal year, ballistic devices were also purchased from an outside supplier. During fiscal year 1998, the Company designed, tested and began manufacturing its own ballistic devices. Other components are purchased from a variety of suppliers or internally produced. The Company routinely searches for new vendors and feels alternate sources can be found should any of these vendors be unable to meet the Company's needs. In addition, the Company possesses or can acquire the expertise necessary for internal production of all key components.

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

         PATENTS (CONTINUED):

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

         SEASONALITY:

         Typically, the Company experiences seasonality in its sports aviation line. The second and third quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season. The Company's sale efforts have been expanded to increase its presence in new and existing markets as a means of reducing this seasonality. Nonetheless, seasonality will remain an issue for the Company until its product line expands to include aircraft that do not experience such seasonal fluctuations in their use and production.

         DEPENDENCE ON A SINGLE CUSTOMER:

         During the fiscal years ended September 30, 1998 and 1997, the Company was not dependent on any single customer that accounted for more that 10% of its sales. The Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

         BACKLOG OF ORDERS:

         As of September 30, 1998 and 1997, the Company had a backlog of orders totaling approximately $172,000 and $223,000, respectively. The 1998 backlog is expected to be filled during fiscal year 1999.

         RESEARCH AND DEVELOPMENT:

         A summary of research and development is as follows:


                                                    1998            1997
                                                    ----            ----
         Total research and development
              expenditures                         $636,958       $365,836

         Revenues recognized under contract
               research and development
              relationships                        (646,019)      (416,503)
                                                  ---------      ---------

         Research and development, net              ($9,061)      ($50,667)
                                                  =========      =========

         RESEARCH AND DEVELOPMENT (CONTINUED):

         The sources of the outside funding included: current development of a recovery system for the recently certified Cirrus Design SR-20 aircraft; the SBIR grant; and the unmanned aircraft recovery system as discussed in Notes 2, 3 and 4 of the Notes to Financial Statements.

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

         The Company has expanded its contract research and development activities to include an expansion in the certified general aviation market. At present, there are no other manufacturers with the FAA Supplemental Type Certificate necessary for the Cessna 150/152 general aviation market. The Company is unaware of any other manufacturer performing contract or self-funded research and development activities in an effort to obtain Supplemental Type Certificates for any other FAA certified aircraft.

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

         EMPLOYEES:

         As of September 30, 1998, the Company had 14 full-time and 2 part-time employees at its South St. Paul facility.

         YEAR 2000 COMPLIANCE ISSUE:

         During fiscal year 1998, the Company completed a review of: 1) its products; 2) the Company's manufacturing process for its products; and
         3) its internal computer systems and software packages to identify those that could be affected by the Year 2000 issue. First, none of the Company's products contain software or embedded microprocessors that are time sensitive. Second, the Company's manufacturing process is not automated to the extent that any part of the process is computerized or relies upon time-sensitive software. The process of manufacturing the Company's products is largely a mechanical process. Finally, none of the Company's computer systems or software packages will be affected by the Year 2000 issue based on our review. During fiscal year 1999, the Company will contact its suppliers, customers and banks to assess the possible impact, if any, of the Year 2000 compliance issue. It is not expected that there will be any material impact on the Company as a result of the Year 2000 issue, but no assurances can be made at this time. The Company believes that its actions to date and actions by its suppliers, customers and banks will minimize any risks to the Company.

         The Company has not yet seen the need to develop any widespread contingency plan for the Year 2000 issue, but this will continuously be monitored as the Company gains more information about the compliance programs of its vendors and customers. Given that some risks are beyond the control of the Company, the Company does not believe that it can develop a contingency plan that will totally shield the Company from an economic ripple effect throughout the entire economy should others fail to resolve their own Year 2000 issues.

         Based upon the Company's current assessment, the costs of addressing potential Year 2000 problems are not expected to be material or have a material adverse impact on the Company's financial position. While the Company fully anticipates achieving Year 2000 compliance well in advance of January 1, 2000, there are certain risks that do exist. Those risks run from slight delays in processing data to the most reasonably likely worst case scenario of the inability to communicate with customers and suppliers.

Item 2.  Description of Property

         The Company leases a stand-alone 13,000 square foot office and production facility located at Fleming Field Airport in South St. Paul, Minnesota. The building is a World War II training hangar, which the Company renovated. (See Note 11 of Notes to Financial Statements).

Item 3.  Legal Proceedings

         The Company was named in a lawsuit based on a crash of an ultralight aircraft.. The Company has filed a motion for summary judgement, which is set for hearing on December 10, 1998. Plaintiff's counsel informed the Company on November 25, 1998 that the plaintiff would not oppose the Company's motion. The Company believes that based upon the representations of the Plaintiff's counsel that there is no potential for liability.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market Information

         The Company was formerly listed on the NASDAQ stock exchange after going public in 1986. However, NASDAQ delisted the Company in 1992 following a change in the listing requirements. The stock is listed on the pink sheets and the electronic bulletin board on the over the counter market under the trading symbol of BRSI. Several Internet stock tracking services show the Company's trading volumes with bid and ask prices as far back as August 1995. Based on information provided by these Internet stock-tracking services, the Company believes that the asking price would be $0.81 and the bid price would be $0.75 as of September 30, 1998.

         The following table sets forth the estimated high and low bid prices for the periods indicated. The estimated bid prices shown are based on information from several Internet stock-tracking services. These figures are estimates or averages and do not necessarily represent actual transactions.


                                        First        Second       Third         Fourth
                                        Quarter      Quarter      Quarter       Quarter
                                        -------      -------      -------       -------
                  Common Stock:
                  -------------
                  1998     High         $0.56        $1.06        $1.06          $1.50
                           Low          $0.31        $0.25        $0.75          $0.56

                  1997     High         $0.81        $0.69        $0.56          $0.56
                           Low          $0.44        $0.44        $0.31          $0.31


(b)      Holders

         As of December 10, 1998, the Company estimates there were approximately 1,100 beneficial owners of the Company's common stock.

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

October 23, 1998 was a very significant date in the history of the Company. That was the date that the Cirrus Design SR-20 aircraft received its certification from the Federal Aviation Administration (FAA). Cirrus Design has agreed to utilize the Company's product as standard equipment on its aircraft. The receipt of certification finalized one of the Company's long-standing outside research and development projects. This project was for a recovery system that is standard equipment on this new general aviation aircraft. Since the recovery system will be standard equipment, the Company believes that the introduction of this aircraft on the market will begin to have a positive impact on the Company's revenues and profitability during fiscal year 1999. As orders and production of this aircraft expand, the Company will directly benefit from that growth. In addition, the Company anticipated being able to expand its product line to include other general aviation aircraft as the recovery system gains further market acceptance. No assurance can be given, however, that the Cirrus Design aircraft will be successful in its initial market acceptance.

Another long-standing outside research and development project is for a research grant under the SBIR program administered by NASA. Initial development and testing has been performed with further testing scheduled early in fiscal year 1999. If further development and testing show promise, the Company will consider further development and testing beyond the grant period.

Sales

Sales for the current fiscal year were down by 12.5%. The decrease is a result of softer sales of the Company's systems in the international market while domestic sales remained flat. International markets were affected by a number of factors including the economic unrest in Asia, a strong US currency that raises the cost of the Company's exports, and increased competition in Europe. In addition, certain markets may be reaching a saturation point for the Company's product. The Company has expanded its efforts to improve international business, but there can be no assurances that these efforts will produce increased sales for the Company.

Sales in the recreational aircraft market for fiscal year 1999 are expected to be even or slightly higher than the prior fiscal year as a result of the Company's efforts to improve international business and an anticipated improvement in domestic aircraft sales. In addition to recreational market sales, it is expected that the Company will begin delivery of systems for the newly certified Cirrus Design SR-20 aircraft. This aircraft utilizes the Company's parachute system as standard equipment, and production of that aircraft has begun with first deliveries, which will include the Company's parachute system, expected in January 1999. The Company has received a purchase order for the first 100 units. These first 100 units are expected to be delivered within 16 months from the date of certification, which was October 1998. Volume projections and timing of those volumes is uncertain at this time. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

Gross Margin

The gross margin for the current fiscal year was slightly better than that of the previous fiscal year. The Company has made a concerted effort to hold and improve the gross margin despite material cost increases. No assurances can be made that this effort will result in steady or improving gross margins into the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Operating Expenses:

Selling, general and administrative costs were higher in the current fiscal year as compared to the prior fiscal year as a result of expanded trade show and international travel expenditures. These expenditures are part of the Company's plans to expand the sport and recreational market sales while looking for new markets and revenue sources. In addition, further expenditures have been made in support of the current research and development contracts as the Company's management became actively involved in managing and overseeing the final stages of development and testing.

Outside funding has offset research and development costs for both fiscal years. Net research and development costs were higher in the current fiscal year as the Company made contributions towards the expenses necessary to complete development and testing of certain projects. All of the outside research and development projects underway at the end of fiscal year 1998 are expected to be completed during the Company's fiscal year 1999. The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

INCOME BEFORE INCOME TAXES

Income before income taxes was lower in the current year by almost 75% as a result of two key items. First, revenues were down in the ultralight market and second, expenditures were made to support the completion of outside research and development projects. Income in future fiscal years is expected to increase as a result of increased sales and a reduction in the Company's research and development expenditures. As the Company expands into different aircraft markets and expands its product applications, market conditions will determine ultimate sales levels and profitability.

Income Taxes Expense (Benefit)

The benefit recorded in the current and prior fiscal years was a result of the valuation of the Company's net operating loss carryforwards. The benefits are recorded based on the Company's ability to demonstrate that there is a reasonable likelihood of being able to utilize the carryforwards to offset State and Federal taxes on future taxable income. If the Company continues to demonstrate its ability to utilize even more of the carryforwards, consideration will be given to the recording of additional benefits.


LIQUIDITY AND CAPITAL RESOURCES:

Management intends to fund all of its continuing operation out of its current revenues with the exception of its contract research and development projects. The Company has also established a line-of-credit for use in operations as required. Management believes that the current business operation is adequate to support the ongoing operations of the Company during the next twelve-month period and will maintain and adjust expenses as necessary to improve profitability. Current contract research and development projects are expected to be completed during the Company's fiscal year 1999. The Company will continue to look for sources for contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

The Company anticipates a need to make capital improvements to its current production facility as well as expenditures to increase inventory levels as a result of the production of general aviation units for the recovery system that was recently certified. However, it is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

The Company recently completed development and testing for a newly certified general aviation aircraft. With the receipt of certification on October 23, 1998, the Cirrus Design SR-20 aircraft became the first FAA certified aircraft to offer one of the Company's parachute systems as standard equipment. Production of the aircraft is currently underway and first deliveries, which will include the Company's parachute system, are expected to begin in January 1999. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

One of the Company's ongoing projects is the Small Business Innovation Research grant (SBIR) through NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received a Phase I grant during 1994. All work under this Phase I grant was completed during fiscal year 1995. With the completion of Phase I, the Company applied for and received a Phase II grant to continue on with the research that it began in the first phase. The Phase II grant, which began in March 1996, is for a maximum of $582,000 and is expected to be completed during fiscal year 1999.

Another project began in June 1996, when the Company received a development contract for a recovery system for a prototype unmanned aircraft being developed by a government contractor. The contract, with revisions, is for a total of $150,000 and will be completed during fiscal year 1999. The purchase order calls for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models.

The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects, anticipated Cirrus delivery schedules, other business development activities as well as other capital spending, financial sources, the effects of competition and resolution of any Year 2000 issues. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the elimination of funding for new research and development projects, the decline in unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Item 7.  Financial Statements and Supplementary Data

                                                                                                     Pg.
(1)      Financial Statements for the years ended September 30, 1998 and 1997:

         Independent Auditors' Report                                                                14

         Balance Sheets as of September 30, 1998 and 1997                                            15

         Statements of Operations for the years ended September 30, 1998 and 1997 16

         Statements of Shareholders' Equity for the years ended
         September 30, 1998 and 1997                                                                 17

         Statements of Cash Flows for the years ended September 30,
         1998 and 1997                                                                               18

         Notes to Financial Statements                                                               19


(2) Financial Statement Schedules of Supplemental Information are no longer required under Regulation S-B.

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                          7850 Metro Parkway, Suite 207
                              Minneapolis, MN 55425
                        (612) 858-7207 Fax (612) 858-7202




                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors
Ballistic Recovery Systems, Inc.
South St. Paul, Minnesota

We have audited the accompanying balance sheets of Ballistic Recovery Systems, Inc. as of September 30, 1998 and 1997 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 1998 and 1997, and the results of operations, cash flows and changes in shareholders' equity for the years then ended, in conformity with generally accepted accounting principles.


/s/ Callahan, Johnston & Associates, LLC

Callahan, Johnston & Associates, LLC
Minneapolis, Minnesota
November 23, 1998

                     PART II - Item 7. Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                           September 30, 1998 and 1997


                                ASSETS                                        1998             1997
                                                                              ----             ----
Current assets:
     Cash                                                                 $   20,100       $  119,197
     Accounts receivable - net of allowance for doubtful
         accounts of $2,500 and $12,500, respectively                        401,822          210,006
     Inventories                                                             252,713          266,484
     Deferred tax asset - current portion                                     25,000          138,000
     Prepaid expenses                                                          3,198            2,984
                                                                          ----------       ----------
         Total current assets                                                702,833          736,671
                                                                          ----------       ----------

Furniture, fixtures and leasehold improvements                               160,139          147,473
     Less accumulated depreciation                                           (81,611)         (60,184)
                                                                          ----------       ----------
         Furniture, fixtures and leasehold improvements - net                 78,528           87,289
                                                                          ----------       ----------

Other assets:
     Patents less accumulated amortization of
         $7,924 and $7,238, respectively                                       3,740            4,426
     Deferred tax asset - long-term portion                                  275,000           62,000
     Other intangible assets less accumulated amortization of
         $5,140 and $0, respectively                                          46,258               --
     Covenant not to compete less accumulated
         amortization of $110,669 and $72,726, respectively                  268,769          306,712
                                                                          ----------       ----------
         Total other assets                                                  593,767          373,138
                                                                          ----------       ----------

Total assets                                                              $1,375,128       $1,197,098
                                                                          ==========       ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $  166,159       $   51,961
     Customer deposits                                                        73,180           95,401
     Accrued payroll                                                          48,792           31,031
     Other accrued liabilities                                                65,075          141,744
     Line-of-credit borrowings                                                35,884               --
     Current portion of bank note                                             13,566           12,219
     Current portion of covenant not to compete                               23,460           30,806
                                                                          ----------       ----------
         Current liabilities                                                 426,116          363,162
                                                                          ----------       ----------

Long-term bank note and covenant, less current portions                      250,770          289,639
                                                                          ----------       ----------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized;
         5,696,927 and 4,468,772 shares, respectively, issued
         and outstanding)                                                     56,969           44,688
     Additional paid-in capital                                            2,622,888        2,625,639
     Accumulated deficit                                                  (1,981,615)      (2,126,030)
                                                                          ----------       ----------
         Total shareholders' equity                                          698,242          544,297
                                                                          ----------       ----------
Total liabilities and shareholders' equity                                $1,375,128       $1,197,098
                                                                          ==========       ==========


   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended September 30, 1998 and 1997




                                                                     1998             1997
                                                                     ----             ----
Sales                                                            $1,622,544       $1,855,094
Cost of sales                                                     1,046,934        1,222,546
                                                                 ----------       ----------

Gross profit                                                        575,610          632,548

Selling, general and administrative                                 456,733          429,801
Research and development, net (Notes 2, 3 and 4)                     (9,061)         (50,667)
                                                                 ----------       ----------

Income from operations                                              127,938          253,414

Other income (expense):
     Interest expense                                               (40,439)         (44,532)
     Intangible amortization                                        (43,084)         (37,944)
     Other - net                                                         --            3,358
                                                                 ----------       ----------

Income before income taxes                                           44,415          174,296

Income taxes expense (benefit) (Notes 1 and 9)                     (100,000)        (198,000)
                                                                 ----------       ----------

Net income                                                       $  144,415       $  372,296
                                                                 ==========       ==========


Basic earnings per share                                         $     0.03       $     0.08
                                                                 ==========       ==========

     Weighted average number of shares outstanding                4,657,469        4,457,718
                                                                 ==========       ==========

Diluted earnings per share                                       $     0.03       $     0.07
                                                                 ==========       ==========

     Weighted average number of shares outstanding                4,841,400        5,006,007
                                                                 ==========       ==========

   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years Ended September 30, 1998 and 1997



                                Common Stock
                                ------------            Additional                           Share-
                           Number of                     Paid-in          Accumulated       holders'
                            Shares        Amount         Capital        Equity(Deficit)      Equity
                           ---------      ------       -----------      ---------------    ----------
Balance 10/1/96            4,454,474      $44,545       $2,620,282      ($2,498,326)       $  166,501

Issuance of stock in
lieu of director fees         14,298          143            5,357               --             5,500

Net income                        --           --               --          372,296           372,296
                           ---------      -------       ----------      -----------        ----------

Balance 9/30/97            4,468,772      $44,688       $2,625,639      ($2,126,030)       $  544,297

Issuance of stock in
lieu of director fees          7,438           74            4,926               --             5,000

Stock options
exercised                     10,000          100            4,430               --             4,530

Net stock issued
under cashless
transaction                1,210,717       12,107          (12,107)              --                --

Net income                        --           --               --          144,415           144,415
                           ---------      -------       ----------      -----------        ----------

Balance 9/30/98            5,696,927      $56,969       $2,622,888      ($1,981,615)       $  698,242
                           =========      =======       ==========      ===========        ==========

   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                     Years Ended September 30, 1998 and 1997


                                                                   1998             1997
                                                                   ----             ----
Cash flows from operating activity:
     Net income                                                  $144,415        $ 372,296
     Adjustments to reconcile net income to net cash
     from operating activity:
         Depreciation and amortization                             27,253           14,141
         Provision for deferred tax benefit                      (100,000)        (200,000)
         Amortization of covenant not to compete                   37,943           37,944
         Inventory valuation reserve                              (10,000)          25,000
         Loss on disposal of fixed assets                              --              773
         Discount on covenant not to compete                           --          (17,345)
         Stock issued in lieu of board fees                         5,000            5,500
         Provision for bad debts                                  (10,000)              --
         (Increase) decrease in:
             Accounts receivable                                 (181,816)        (136,213)
             Inventories                                           23,771           15,729
             Prepaid expenses                                        (214)           1,213
         Increase (decrease) in:
             Accounts payable                                     114,198           (8,962)
             Customer deposits                                    (22,221)         (30,616)
             Accrued expenses                                     (58,908)          28,715
                                                                 --------        ---------

     Net cash flows from operating activities                     (30,579)         108,175
                                                                 --------        ---------

Cash flows from investing activities:
     Investment in other intangible assets                        (51,398)              --
     Capital expenditures                                         (12,666)         (85,671)
                                                                 --------        ---------

     Net cash flows from investing activities                     (64,064)         (85,671)
                                                                 --------        ---------

Cash flows from financing activities:
     Net borrowing under line-of-credit agreement                  35,884          (25,000)
     Exercise of stock options                                      4,530               --
     Proceeds from bank note                                           --           70,030
     Principal payments on debt                                   (12,219)          (9,327)
     Principal payments on covenant not to compete                (32,649)         (56,353)
                                                                 --------        ---------

     Net cash flows from financing activities                      (4,454)         (20,650)
                                                                 --------        ---------

Increase (decrease) in cash                                       (99,097)           1,854
Cash  - beginning of year                                         119,197          117,343
                                                                 --------        ---------

Cash - end of period                                             $ 20,100        $ 119,197
                                                                 ========        =========






   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


1.   Summary of Significant Accounting Policies

     Nature of Business

     Ballistic Recovery Systems, Inc. (the "Company") designs, manufactures and distributes ballistically deployed emergency parachute systems used on recreational aircraft and certain models of general aviation aircraft. The Company has also been successful in its efforts to receive outside funding to expand its research and development activities through research grants and contract R&D services. The Company has completed development of an emergency recovery system for a four-place general aviation aircraft. This aircraft was certified by the Federal Aviation Administration (FAA) on October 23, 1998 and features the Company's parachute as standard equipment. Production of the aircraft is underway and first deliveries, which will include the Company's parachute system, are expected during the Company's fiscal year 1999. Other research and development contracts currently underway also have the potential to produce future business for the Company. The Company's products are sold both domestically and internationally.

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

     Three customers account for 92% of accounts receivable at September 30, 1998.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


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

     Intangibles

     Patents are recorded at cost and are being amortized on a straight-line method over 17 years. The covenant not to compete is recorded at cost and is being amortized using the straight-line method over the ten-year term of the agreement. Other intangible assets are recorded at cost and are being amortized on a straight-line method over five years.

     Earnings Per Share

     Effective for fiscal year 1998 the company has implemented FASB 128:
     Earnings Per Share. Accordingly, earnings per share (EPS) information for prior periods has been restated to conform with FASB 128. FASB 128 replaces the presentation of primary EPS with basic EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period.

                                      Shares                 Days                Weighted
         Dates Outstanding          Outstanding          Outstanding          Average Shares
        ------------------          -----------          ------------         -------------
         10/1/97 to 9/30/98          4,468,772               365                 4,468,772
         1/1/98 to 9/30/98               1,900               273                     1,421
         8/5/98 to 9/30/98           1,210,717                56                   185,754
         8/6/98 to 9/30/98              10,000                55                     1,507
         9/30/98                         5,538                 1                        15
                                                                                ----------



         Weighted-Average Shares for basic EPS                                   4,657,469

         Incremental shares from assumed exercise of options                       183,931
                                                                                ----------

         Adjusted Weighted-Average Shares for diluted EPS                        4,841,400
                                                                                ==========

         Income available to common stockholders                                $  144,415
                                                                                ==========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


1.   Summary of Significant Accounting Policies (Continued)

     Income Taxes

     Timing differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; and accrued expenses not currently deductible. Beginning in fiscal year 1997 and continuing for fiscal year 1998, a deferred tax asset, net of a valuation reserve, has been reflected for future benefit of the Company's net operating loss carry forwards and net timing differences.

     Research and Development Costs

     Research and development costs are charged to expense as incurred.

     Advertising Expenses

     Advertising expenses are recognized in the period incurred. Advertising expenses totaled $29,796 in 1998 and $28,929 in 1997.

2. New Product Development, Research and Development Funding and Income Recognition

     The Company has recently completed work under an agreement to receive research and development funding from a privately held company that has developed a four-place composite, certified aircraft. This aircraft, which was successfully certified on October 23, 1998, is the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. Although there is no assurance that this product will contribute to the future operations and profitability of the Company, production of this aircraft is currently underway. First deliveries, which will include the Company's parachute system, are expected during the Company's fiscal year 1999.

     Under this agreement, $352,181 and $163,599 was reflected as an offset to research and development expenses and is netted in the expense for 1998 and 1997, respectively. At the end of fiscal year 1998, the Company had a receivable due under the first contract of $153,059. The Company is currently preparing for production of parachute systems with the first deliveries expected in January 1999.

     The Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft. In order to retain the developed technology, the Company has offered the outside company a discount on future purchases of completed systems, which will total 110% of the advanced amount.

     The Company did not establish a liability for the $549,295 taken as an offset to expense to date under this project due to the uncertainty of the future of the project and the future viability of the products to be developed. In addition, it is the Company's belief that the establishment of a reserve would have resulted in a misleading presentation of the research and development costs incurred by the Company for this project. Any future purchase discounts that will be earned upon delivery of completed product will be offset against any future sales made to that company.

     The Company expects to be able to utilize the developed technology for applications on a wide range of aircraft. The future applications will depend on a complete review of market conditions, product acceptance and available funding.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


3.   Small Business Innovation Research Grant (SBIR)

     On March 8, 1996, the Company signed a follow -on Phase II contract under the Small Business Innovation Research grant program (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The Phase II contract follows a Phase I award in 1995. The Company has used the grant to expand its research in the area of lightweight fabrics and components for use in recovery systems. The total contract award was for a firm fixed price grant of $581,875 for a period not to exceed 36 months.

     For the years ended September 30, 1998 and 1997, the Company recognized $254,032 and $157,842, respectively, as an offset to research and development expenditures for work performed on the Phase II project. As of September 30, 1998, the Company had recorded a receivable for $142,328 for this contract.

4.   Additional Contract Research and Development

     In June 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order, with revisions, is for a total of $150,000 and will be completed during the Company's fiscal year 1999. The purchase order calls for development funding for the recovery system as well as the delivery of completed recovery systems. $39,807 and $90,896, respectively, has been recognized as an expense offset under this purchase order as of September 30, 1998 and 1997. As of September 30, 1998, the Company had recorded a receivable for $15,402 for this contract. No assurances can be made as to the success of the development project or if its completion will lead to future revenues. Also, no assurances can be made that the project will proceed as intended in the purchase order.

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

     In exchange for the above the Company agreed to make payments on the covenant not to compete. The agreement did not involve a stock or asset purchase. In addition, the Company did not agree to assume any liabilities of SCI or its president. The payments required under this agreement contain a non-interest-bearing portion and a portion that bears interest at a rate below the Company's incremental borrowing rate. Under generally accepted accounting principles the future payments have been discounted at the Company's incremental borrowing rate of 11.0% as follows:

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


5.       Covenant Not to Compete (Continued)


                                                       Future            Present
                                                       Dollars           Dollars
                                                       -------           -------
         Cash at signing                             $  5,000          $  5,000
         Parachute systems                             15,000            15,000
         Non-interest bearing four year note           80,000            63,732
         4% ten year note:    principal               400,000           295,706
                              interest                 84,362                --
                                                     --------          --------

                                                     $584,362          $379,438
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

     Future payments under this agreement are as follows:

                                           Future      Present
                                          Dollars      Dollars
                                          -------      -------
         1999                              48,436       23,460
         2000                              48,436       26,176
         2001                              48,436       29,204
         2002                              48,436       32,583
         2003                              48,436       36,354
         Thereafter                        56,158       91,535
                                         ========     ========
                                         $298,338     $239,312


     The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten-year life and vests 20% per year over five years.

6.   Long-Term Debt

     On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility that the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate, which was 8.25% at the time of signing. The index rate was 8.25% as of September 30, 1998, which computes to a total interest rate of 10.25%. The note has scheduled payments over a sixty-month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision, which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note. The balance on the loan at September 30, 1998 was $48,483. This loan is secured by all of the Company's assets.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


6.   Long-Term Debt (Continued)

     Future maturities on long-term debt at September 30, 1998 are as follows:


     1999             $ 13,566
     2000               15,061
     2001               16,721
     2002                3,135
                      --------

                      $ 48,483
                      ========



7.   Other Financial Information

     Inventories

     Inventories consisted of the following at September 30, 1998 and 1997:

                                           1998         1997
                                           ----         ----
     Raw materials                       $181,997     $160,555
     Work in process                       43,851       54,637
     Finished goods                        26,865       51,292
                                         --------     --------
         Total Inventories               $252,713     $266,484
                                         ========     ========

     Depreciation Expense

     Depreciation expense totaled $21,427 in 1998 and $13,455 in 1997.

     Major Customers

     During the fiscal years ended September 30, 1998 and 1997, the Company was not dependent on any single customer that accounted for more that 10% of its sales. The Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

     Export Sales

     The Company's international sales are made through independent representatives in various foreign countries. International sales as a percentage of total sales were 32% in 1998 and 39% in 1997.

     Major Suppliers

     During the fiscal years ended September 30, 1998 and 1997, the Company purchased its parachutes from a certain key vendor. Up until the current fiscal year, ballistic devices were also purchased from an outside supplier. During fiscal year 1998, the Company designed, tested and began manufacturing its own ballistic devices. The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company's needs.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


7.   Other Financial Information (Continued)

     Related Party

     The Company contracts with an officer/shareholder of the Company to coordinate its advertising. Total advertising expenses were $29,796 and $28,929 for 1998 and 1997, respectively. The advertising rates charged are at or below current market rates. The Company owed this related party $47,363 as of September 30, 1998 and $26,362 as of September 30, 1997.

8.   Line-of Credit Borrowings

     Beginning February 24, 1998, the Company was operating under a $150,000 line-of-credit for use in operations. The line-of-credit was established on an annual renewal basis and is secured by all of the Company's assets. The latest line-of-credit expires February 28, 1999. The line calls for a variable interest rate of 2% over the bank's index rate. At September 30, 1998, the outstanding balance under the line was $35,884 at an interest rate of 10.00%. The previous line-of-credit was for $35,000 and was in place for the first portion of fiscal year 1998 as well as for all of fiscal year 1997. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

9.   Income Taxes

     Income tax benefit (expense) consisted of the following at September 30:

                                                       1998              1997
                                                    ---------         ---------
           Current:
             Federal                                $      --         $      --
             State                                       (300)           (2,000)
                                                    ---------         ---------
                                                         (300)           (2,000)
                                                    ---------         ---------
           Deferred:
             Federal                                   75,000           138,000
             State                                     25,300            62,000
                                                    ---------         ---------
                                                      100,300           200,000
                                                    ---------         ---------

           Income tax benefit (expense)             $ 100,000         $ 198,000
                                                    =========         =========


         The reconciliation between expected federal income tax rate and actual tax rates is as follows:

                                                       1998                   1997
                                                ------------------      -----------------
                                               Amount       Percent    Amount      Percent
                                               ------       -------    ------      -------
         Expected federal tax                $ (15,100)     (34.0%)   $ (59,000)   (34.0%)
         Surtax exemption                        8,400       18.9%        8,000      4.6%
         State income tax, net
           of federal tax
           benefit                              (2,900)      (6.5%)     (11,000)
                                                                                    (6.3%)
         Valuation and utilization
           of net operating loss
           carryforwards                       109,900      247.5%      262,000    150.4%
         State minimum fee                        (300)      (0.7%)      (2,000)    (1.1%)
                                             ---------      -----       -------    -----

         Income tax benefit (expense)        $ 100,000      225.2%    $ 198,000    113.6%
                                             =========      =====     =========    =====

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997



9.       Income Taxes (Continued)

         Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

                                                                                       1998               1997
                                                                                    ---------          ---------
           Deferred tax assets:
             Allowance for doubtful accounts                                        $    1,000         $    5,000
             Inventory valuation allowance                                              16,000             19,900
             Section 263A adjustment                                                     9,300             10,000
             Depreciation of leaseholds                                                  2,700              1,800
             Vacation accrual                                                            6,600              4,700
             Other accruals                                                              6,800             24,300
             Net operating loss carryforwards                                          962,000            933,000
                                                                                    ----------          ---------

         Gross deferred tax asset                                                    1,004,400            998,700
         Valuation allowance                                                          (704,400)          (798,700)
                                                                                    ----------          ---------

         Net deferred tax asset                                                        300,000            200,000
         Deferred tax liability                                                             --                 --
                                                                                    ----------         ----------
         Net deferred tax asset (liability)                                         $  300,000         $  200,000
                                                                                    ==========         ==========

         Current deferred tax asset                                                 $   25,000         $  138,000
         Long-term deferred tax asset                                                  275,000             62,000
                                                                                    ----------         ----------

                                                                                    $  300,000         $  200,000
                                                                                    ==========         ==========


         During 1998 and 1997 the Company reduced the valuation allowance relating to the deferred tax assets to reflect current utilization and to recognize a deferred tax asset. The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain timing differences.

         The Company has assess its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $300,000 of deferred tax assets will be utilized. The remaining valuation allowance of $704,400 is maintained on deferred tax assets which the company has not determined to be more likely than not realized at this time.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


9.       Income Taxes (Continued)


         At September 30, 1998 the Company has carryforwards available to offset future taxable income, as follows:



                                                                                               State
                                                    Federal        Federal        State         R&D
                                                   Regular NOL     AMT NOL         NOL        Credit
                                                   -----------    ---------     --------      -------
                  2001                              $       --   $       --     $     --      $ 4,000
                  2002                                      --           --           --        4,000
                  2003                                      --           --           --        5,000
                  2004                                 137,000      174,000           --           --
                  2005                                 519,000      512,000           --           --
                  2006                                 132,000      126,000           --           --
                  2007                                 113,000      107,000       12,000           --
                  2008                                 457,000      450,000       97,000           --
                  2009                                 181,000      175,000      182,000           --
                  2010                                   9,000        7,000        8,000           --
                                                    -------------------------------------------------

                                                    $1,548,000   $1,551,000     $299,000      $13,000
                                                    ==========   ==========     ========      =======



10.  Common Stock

     Stock Options

     In fiscal year 1988, and as amended in fiscal year 1991, the Company adopted a non qualified stock option plan that authorizes the grant to officers and other employees of non qualified stock options for a maximum of 400,000 shares. Under the terms of the plan, the options become exercisable in annual increments of one-third of the shares covered by the option, beginning one year after grant, the exercise price of each option must be at least 85% of the fair market value of the stock as of the date of grant, and the maximum term of each option is 10 years. This plan expired on December 31, 1997.

     In fiscal 1990, the Company adopted a stock option plan for non-employee directors. The plan is authorized to grant options for a maximum, in the aggregate, of 300,000 shares of the Company's common stock to non-employee directors. Under the plan, an option to purchase 10,000 shares of common stock, at an exercise price equal to the fair market value of the stock on the date of grant, is to be granted each year on the next business day following the annual shareholders meeting or April 1, whichever is later, to each non employee director then in office. Each option becomes exercisable in increments of 25% per quarter during the year of service and terminates 10 years following the date of grant. Following the 1997 annual shareholder meeting, there were no shares remaining under this plan.

     In addition to options issued pursuant to the above-described plans, the Company has issued options to various officers, employees and others on a discretionary basis.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


10.  Common Stock (Continued)

     Stock Options (Continued)

     Transactions during 1998 and 1997, for the plans and other issuances above were as follows:

                                                       Number              Option Price
                                                     Of Shares             Range per Share
                                                     ---------             ---------------
     Balance at October 1, 1996                      2,112,518             $0.25 to $0.8125

     Granted                                            60,000             $0.56 to $0.69
                                                     ---------

     Balance at September 30, 1997                   2,172,518             $0.25 to $0.8125

     Granted                                           162,760             $0.4375 to $0.75
     Exercised                                         (21,500)            $0.25 to $0.453
     Converted to stock under cashless
          transaction                               (1,614,416)            $0.25 to $0.8125
                                                   -----------

     Balance at September 30, 1998                     699,362             $0.25 to $0.75
                                                   ===========



     At September 30, 1998:
         Options vested and exercisable                559,362
         Shares available for options                      -0-


11.  Commitments and Contingencies

     Leases

     The Company leases its production facility on an airport in South St. Paul, Minnesota. Total rental expense for operating leases during 1998 and 1997 was $28,830 and $31,672, respectively.

     Future minimum lease payments required on non-cancelable operating leases at September 30, 1998 are as follows:

     1999          $  28,830
     2000             28,830
     2001             28,830
     2002             28,200
     2003              7,208
                   ---------
                   $ 122,528

\



                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997


12.Supplemental Cash Flow Information

                                          1998         1997
                                          ----         ----
     Cash paid for:
          Interest                      $40,439      $44,532
          Income taxes                    1,830        1,637

     Summary of non cash activity:

- Common stock was issued in lieu of director's fees of $5,000 and $5,500, for 1998 and 1997, respectively.

- Options to acquire 1,614,416 shares of the Company's common stock were converted into 1,210,717 shares of the Company's common stock in a cashless transaction on August 5, 1998.

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


(b) The Company did not file any Current Reports on Form 8-K during the fourth quarter ended September 30, 1998.

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

Signature                             Title                         Date
---------                             -----                         ----
 /s/ Darrel D. Brandt                Director                 December 10, 1998
---------------------------
Darrel D. Brandt

 /s/ Boris Popov                     Director                 December 10, 1998
---------------------------
Boris Popov

 /s/ Robert L. Nelson                Director                 December 10, 1998
---------------------------
Robert L. Nelson

 /s/ Thomas H. Adams                 Director                 December 10, 1998
---------------------------
Thomas H. Adams