Form 10QSB
period 1998-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 1999-02-16
CIK 801907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   X     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
-------  Act of 1934 (No Fee Required)


         For the quarterly period ended DECEMBER 31, 1998


         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934 (No Fee Required)

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

Yes   X      No
    ----        ----



Number of shares outstanding as of February 12,1999:       5,701,543
                                                    ------------------

                                      INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).                              Page

         Balance sheets as of December 31, 1998 and September
         30, 1998.                                                         3

         Statements of operations for the three months ended
         December 31, 1998 and 1997.                                       4

         Statements of cash flow for the three months ended
         December 31, 1998 and 1997.                                       5

         Notes to financial statements at December 31, 1998.               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                13

           PART I FINANCIAL INFORMATION - Item I. Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                  December 30,        September 30,
                            ASSETS                                                                    1998                    1998
                                                                                                      ----                    ----
Current assets:
     Cash                                                                                       $    46,875             $    20,100
     Accounts receivable - net of allowance for doubtful
         accounts of $2,500 and $12,500, respectively                                               203,493                 401,822
     Inventories                                                                                    297,138                 252,713
     Deferred tax asset - current portion                                                            25,000                  25,000
     Prepaid expenses                                                                                 2,500                   3,198
                                                                                                -----------             -----------
         Total current assets                                                                       575,006                 702,833
                                                                                                -----------             -----------

Furniture, fixtures and leasehold improvements                                                      162,302                 160,139
     Less accumulated depreciation                                                                  (87,022)                (81,611)
                                                                                                -----------             -----------
         Furniture, fixtures and leasehold improvements - net                                        75,280                  78,528
                                                                                                -----------             -----------

Other assets:
     Patents less accumulated amortization of
         $8,096 and $7,924, respectively                                                              3,568                   3,740
     Deferred tax asset - long-term portion                                                         275,000                 275,000
     Other intangible assets less accumulated amortization
            of  $5,140 and $5,140, respectively                                                      48,133                  46,258
     Covenant not to compete less accumulated
         amortization of $120,155 and $110,669, respectively                                        259,283                 268,769
                                                                                                -----------             -----------
         Total other assets                                                                         585,984                 593,767
                                                                                                -----------             -----------

Total assets                                                                                    $ 1,236,270             $ 1,375,128
                                                                                                ===========             ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                           $   123,066             $   166,159
     Customer deposits                                                                               89,874                  73,180
     Accrued payroll                                                                                 30,710                  48,792
     Other accrued liabilities                                                                       71,988                  65,075
     Line-of-credit borrowings                                                                       35,884                  35,884
     Current portion of bank note                                                                    13,925                  13,566
     Current portion of covenant not to compete                                                      24,111                  23,460
                                                                                                -----------             -----------
         Current liabilities                                                                        389,558                 426,116
                                                                                                -----------             -----------

Long-term bank note and covenant, less current portions                                             243,286                 250,770
                                                                                                -----------             -----------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized;
         4,468,772 issued and outstanding)                                                           56,969                  56,969
     Additional paid-in capital                                                                   2,622,888               2,622,888
     Accumulated deficit                                                                         (2,076,431)             (1,981,615)
                                                                                                -----------             -----------
         Total shareholders' equity                                                                 603,426                 698,242
                                                                                                -----------             -----------

Total liabilities and shareholders' equity                                                      $ 1,236,270             $ 1,375,128
                                                                                                ===========             ===========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended December 30, 1998 and 1997
                                   (UNAUDITED)


                                                                                                  1998                        1997
                                                                                                  ----                        ----
Sales                                                                                       $   313,514                 $   307,985
Cost of sales                                                                                   218,933                     215,262
                                                                                            -----------                 -----------

Gross profit                                                                                     94,581                      92,723

Selling, general and administrative                                                             123,578                      96,404
Research and development, net                                                                    42,457                       4,083
                                                                                            -----------                 -----------

Income (loss) from operations                                                                   (71,454)                     (7,764)

Other income (expense):
     Interest expense                                                                           (13,875)                    (11,244)
     Covenant not to compete amortization                                                        (9,486)                     (9,486)
                                                                                            -----------                 -----------

Net income (loss)                                                                           ($   94,815)                ($   28,494)
                                                                                            ===========                 ===========


Basic earnings (loss) per share                                                             ($     0.02)                ($     0.01)
                                                                                            ===========                 ===========

     Weighted average number of shares outstanding                                            4,657,469                   4,457,718
                                                                                            ===========                 ===========

Diluted earnings (loss) per share                                                           ($     0.02)                ($     0.01)
                                                                                            ===========                 ===========

     Weighted average number of shares outstanding                                            4,841,400                   5,006,007
                                                                                            ===========                 ===========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                           Increase (Decrease) in Cash
              For the Three Months Ended December 30, 1998 and 1997
                                   (UNAUDITED)


                                                                                                    1998                       1997
                                                                                                    ----                       ----
Cash flow from operating activity:
     Net income (loss)                                                                          ($ 94,815)                ($ 28,494)
     Adjustments to reconcile net income to net cash
     from operating activity:
         Depreciation and amortization                                                              5,583                     5,110
         Amortization of covenant not to compete                                                    9,486                     9,485
         Inventory valuation reserve                                                                3,000                     3,000
         (Increase) decrease in:
             Accounts receivable                                                                  198,329                    45,224
             Inventories                                                                          (47,425)                  (21,451)
             Prepaid expenses                                                                         698                    (7,425)
         Increase (decrease) in:
             Accounts payable                                                                     (43,093)                   (8,411)
             Accrued expenses                                                                       5,525                   (56,481)
                                                                                                ---------                 ---------

     Net cash from operating activities                                                            37,288                   (59,443)
                                                                                                ---------                 ---------

Cash flow from investing activities:
     Investment in other intangible assets                                                         (1,875)                      ---
     Capital expenditures                                                                          (2,163)                     (675)
                                                                                                ---------                 ---------

     Net cash from investing activities                                                            (4,038)                     (675)
                                                                                                ---------                 ---------

Cash flow from financing activities:
     Principal payments on bank note                                                               (2,765)                   (2,936)
     Principal payments on covenant not to compete                                                 (3,710)                  (15,372)
                                                                                                ---------                 ---------

     Net cash from financing activities                                                            (6,475)                  (18,308)
                                                                                                ---------                 ---------

Increase (decrease) in cash                                                                        26,775                   (78,426)
Cash  - beginning of year                                                                          20,100                   119,197
                                                                                                ---------                 ---------

Cash - end of period                                                                            $  46,875                 $  40,771
                                                                                                =========                 =========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998
                                   (UNAUDITED)

     A.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1998.

     B.  INVENTORIES

         The components of inventory consist of the following:


                                                  12/31/98             09/30/98
                                                  --------             --------
         Raw materials                            $213,990             $181,997
         Work in process                            51,560               43,851
         Finished goods                             31,588               26,865
                                                  --------             --------
         Total inventories                        $297,138             $252,713
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

     E.  NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION

         The Company has recently completed work under an agreement to receive research and development funding from a privately held company that has developed a four-place composite, certified aircraft. This aircraft, which was successfully certified on October 23, 1998, is the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. Although there is no assurance that this product will contribute to the future operations and profitability of the Company, production of this aircraft is currently underway. First deliveries, which will include the Company's parachute system, are expected during the Company's fiscal year 1999. The Company is currently preparing for production of parachute systems with the first deliveries expected in April 1999.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998
                                   (UNAUDITED)

     E.  NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION (CON'T)

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

     F.  SMALL BUSINESS INNOVATION RESEARCH GRANT (SBIR)

         On March 8, 1996, the Company signed a follow-on Phase II contract under the Small Business Innovation Research grant program (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The Phase II contract follows a Phase I award in 1995. The Company has used the grant to expand its research in the area of lightweight fabrics and components for use in recovery systems. The total contract award was for a firm fixed price grant of $581,875 for a period not to exceed 36 months.

     G.  ADDITIONAL CONTRACT RESEARCH AND DEVELOPMENT

         In June 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order, with revisions, was for a total of $150,000 and has been completed during the Company's first quarter of fiscal year 1999. The purchase order called for development funding for the recovery system as well as the delivery of completed recovery systems. No assurances can be made as to the success of the development project or if its completion will lead to future revenues.

     H.  COVENANT NOT TO COMPETE

         On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), the Company's sole US competitor, whereby (1)SCI ceased all business activities, and (2) SCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998
                                   (UNAUDITED)

     H.  COVENANT NOT TO COMPETE (CONTINUED)


                                                                    Future                    Present
                                                                    Dollars                   Dollars
                                                                    -------                   -------

         Cash at signing                                             $5,000                    $5,000
         Parachute systems                                           15,000                    15,000
         Non-interest bearing four year note                         80,000                    63,732
         4% ten year note:    principal                             400,000                   295,706
                              interest                               84,362                         -
                                                                   --------                  --------

                                                                   $584,362                  $379,438
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

         Future payments under this agreement are as follows:


                                           Future      Present
                                          Dollars      Dollars
                                          -------      -------
         1999                              48,436       23,460
         2000                              48,436       26,176
         2001                              48,436       29,204
         2002                              48,436       32,583
         2003                              48,436       36,354
         Thereafter                        56,158       91,535
                                         --------     --------
                                         $298,338     $239,312
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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998
                                   (UNAUDITED)

     J.  LINE-OF-CREDIT BORROWINGS

         Beginning February 24, 1998, the Company was operating under a $150,000 line-of-credit for use in operations. The line-of-credit was established on an annual renewal basis and is secured by all of the Company's assets. The latest line-of-credit expires February 28, 1999. The line calls for a variable interest rate of 2% over the bank's index rate, currently 10.00%. The previous line-of-credit was for $35,000 and was in place for the first portion of fiscal year 1998. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

     K.  INCOME TAXES

         Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109.

         During 1998 the Company reduced the valuation allowance relating to the deferred tax assets to reflect current utilization and to recognize a deferred tax asset. The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain timing differences.

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

Another long-standing outside research and development project is for a research grant under the SBIR program administered by NASA. Initial development and testing has been performed with final testing scheduled for completion in the second quarter of fiscal year 1999. If further development and testing show promise, the Company will consider further development and testing beyond the grant period.

Sales and Gross Profit

Sales and gross profit for the current fiscal year quarter were consistent with those of the prior year. The first quarter of the fiscal year is historically soft for sales of the Company's products since this is the inactive flying season around the world for aircraft that use the Company's current product line. Throughout the prior fiscal year and continuing on into the current fiscal year, the international markets for the Company's products have been affected by a number of factors including: (1) the economic unrest in Asia; (2) a strong US currency that raises the cost of the Company's exports; and (3) increased competition in Europe. In addition, certain markets may be reaching a saturation point for the Company's product. The Company has expanded its efforts to improve international business, but there can be no assurances that these efforts will produce increased sales for the Company.

Sales in the recreational aircraft market for fiscal year 1999 are expected to be even or slightly higher than the prior fiscal year as a result of the Company's efforts to improve international business and an anticipated improvement in domestic aircraft sales. In addition to recreational market sales, it is expected that the Company will begin delivery of systems for the newly certified Cirrus Design SR-20 aircraft. This aircraft utilizes the Company's parachute system as standard equipment, and production of that aircraft has begun with first deliveries, which will include the Company's parachute system, expected in April 1999. The Company has received a purchase order for the first 100 units. These first 100 units are expected to be delivered within 12 months from the date of first delivery, which is scheduled for April 1999. Volume projections and timing of those volumes is uncertain at this time. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Operating Expenses:

Selling, general and administrative costs were higher in the current fiscal year as compared to the prior fiscal year as a result of several factors. Legal fees increased due to the Company's defense against a lawsuit, which was subsequently dismissed. The Company added personnel in an effort to implement a new accounting system for the current fiscal year to afford enhanced management of the Company's finances, sales activities and inventory. In addition, the current fiscal year quarter reflects pay rate adjustments for sales and administrative personnel that were implemented at the beginning of the second fiscal quarter of the prior fiscal year.

Outside funding has offset a portion of research and development costs for both fiscal years. Net research and development costs were higher in the current fiscal year as the Company made contributions towards the expenses necessary to complete development and testing of certain projects. In addition, personnel added to complete certain outside research and development projects increased the Company's expenses while funding for those projects was being reduced or had come to an end. The Company's believes that these added expenses were necessary to complete its obligations under those projects. All of the outside research and development projects underway at the end of fiscal year 1998 are expected to be completed during the Company's fiscal year 1999. The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

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

The Company recently completed development and testing for a newly certified general aviation aircraft. With the receipt of certification on October 23, 1998, the Cirrus Design SR-20 aircraft became the first FAA certified aircraft to offer one of the Company's parachute systems as standard equipment. Production of the aircraft is currently underway and first deliveries, which will include the Company's parachute system, are expected to begin in April 1999. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

One of the Company's ongoing projects is the Small Business Innovation Research grant (SBIR) through NASA. The purpose of the grant is to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received a Phase I grant during 1994. All work under this Phase I grant was completed during fiscal year 1995. With the completion of Phase I, the Company applied for and received a Phase II grant to continue on with the research that it began in the first phase. The Phase II grant, which began in March 1996, is for a maximum of $582,000 and is scheduled to be completed during the second quarter of fiscal year 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

Another project began in June 1996, when the Company received a development contract for a recovery system for a prototype unmanned aircraft being developed by a government contractor. The contract, with revisions, is for a total of $151,000 and was completed during the first quarter of fiscal year 1999. The purchase order called for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models.

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



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company was named in a lawsuit based on the crash of an ultralight aircraft. The Company was released from the lawsuit during the current fiscal year quarter. The Company believes that there is no potential for further liability in this matter.


Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended December 31, 1998.

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



Dated February 12, 1999