Form 10QSB
period 1999-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 1999-05-14
CIK 801907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

  X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
 ---     Act of 1934 (No Fee Required)

         For the quarterly period ended March 31, 1999


         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from            to
                                        ----------   ---------


         Commission file number    0-15318
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


                                 (651) 457-7491
                 -----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)


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

Yes   X          No
     ---            ---


Number of shares outstanding as of May 12,1999:    5,701,543
                                                   ---------

                                      INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).                                                   Page

         Balance sheets as of March 31, 1999 and September
         30, 1998.                                                                              3

         Statements of operations for the three months and six
         months ended March 31, 1999 and 1998.                                                  4

         Statements of cash flow for the six months ended
         March 31, 1999 and 1998.                                                               5

         Notes to financial statements at March 31, 1999.                                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                                  10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     12

Item 6.  Exhibits and Reports on Form 8-K                                                      12


SIGNATURES                                                                                     13

           PART I FINANCIAL INFORMATION - Item I. Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  March 31,       September 30,
                            ASSETS                                                  1999              1998
                                                                                    ----              ----
Current assets:
     Cash                                                                        $    80,467       $    20,100
     Accounts receivable - net of allowance for doubtful
         accounts of $2,500 and $2,500, respectively                                 196,045           401,822
     Inventories                                                                     331,587           252,713
     Deferred tax asset - current portion                                             25,000            25,000
     Prepaid expenses                                                                  3,501             3,198
                                                                                 -----------       -----------
         Total current assets                                                        636,600           702,833
                                                                                 -----------       -----------

Furniture, fixtures and leasehold improvements                                       162,302           160,139
     Less accumulated depreciation                                                   (92,433)          (81,611)
                                                                                 -----------       -----------
         Furniture, fixtures and leasehold improvements - net                         69,869            78,528
                                                                                 -----------       -----------

Other assets:
     Patents less accumulated amortization of
         $8,268 and $7,924, respectively                                               3,397             3,740
     Deferred tax asset - long-term portion                                          275,000           275,000
     Other intangible assets less accumulated amortization
            of  $5,140 and $5,140, respectively                                       48,133            46,258
     Covenant not to compete less accumulated
         amortization of $129,641 and $110,669, respectively                         249,797           268,769
                                                                                 -----------       -----------
         Total other assets                                                          576,327           593,767
                                                                                 -----------       -----------

Total assets                                                                     $ 1,282,796       $ 1,375,128
                                                                                 ===========       ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $   119,453       $   166,159
     Customer deposits                                                               131,191            73,180
     Accrued payroll                                                                  41,002            48,792
     Other accrued liabilities                                                        82,334            65,075
     Line-of-credit borrowings38,836                                                  35,884
     Current portion of bank note                                                     14,294            13,566
     Current portion of covenant not to compete                                       24,781            23,460
                                                                                 -----------       -----------
         Current liabilities                                                         451,891           426,116
                                                                                 -----------       -----------

Long-term bank note and covenant , less current portions                             235,775           250,770
                                                                                 -----------       -----------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized;
         5,696,927 issued and outstanding)                                            56,969            56,969
     Additional paid-in capital                                                    2,622,888         2,622,888
     Accumulated deficit                                                          (2,084,727)       (1,981,615)
                                                                                 -----------       -----------
         Total shareholders' equity                                                  595,130           698,242
                                                                                 -----------       -----------

Total liabilities and shareholders' equity                                       $ 1,282,796       $ 1,375,128
                                                                                 ===========       ===========



                        See Notes to Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended March 31, 1999 and 1998
                                   (UNAUDITED)



                                               Three Months Ended                  Six Months Ended
                                                     March 31,                         March 31,
                                             1999              1998             1999              1998
                                             ----              ----             ----              ----

Sales                                    $   392,399       $   380,837       $   705,913       $   688,822
Cost of sales                                253,761           264,641           472,694           479,903
                                         -----------       -----------       -----------       -----------

Gross profit                                 138,638           116,196           233,219           208,919

Selling, general and administrative          122,160           125,466           245,738           221,870
Research and development                      (3,047)          (22,446)           39,410           (18,363)
                                         -----------       -----------       -----------       -----------

Income from operations                        19,525            13,176           (51,929)            5,412

Other income (expense):
     Interest expense                        (14,420)          (11,213)          (28,295)          (22,457)
     Covenant amortization                    (9,486)           (9,486)          (18,972)          (18,972)
     Other income (expense)                   (3,916)               --            (3,916)               --
                                         -----------       -----------       -----------       -----------
Net income (loss)                           ($ 8,297)         ($ 7,523)       ($ 103,112)        ($ 36,017)
                                         ===========       ===========       ===========       ===========



Primary earnings per share                   ($ 0.00)          ($ 0.00)          ($ 0.02)          ($ 0.01)
                                         ===========       ===========       ===========       ===========

Weighted average number of shares
     outstanding                           4,657,469         4,895,332         4,657,469         4,895,332
                                         ===========       ===========       ===========       ===========


Fully diluted earnings per share             ($ 0.00)          ($ 0.00)          ($ 0.02)          ($ 0.01)
                                         ===========       ===========       ===========       ===========

Weighted average number of shares
     outstanding                           4,841,400         5,006,007         4,841,400         5,006,007
                                         ===========       ===========       ===========       ===========



















                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                           Increase (Decrease) in Cash
                For the Six Months Ended March 31, 1999 and 1998
                                   (UNAUDITED)


                                                             1999             1998
                                                             ----             ----
Cash flow from operating activity:
     Net income (loss)                                    ($103,112)      ($ 36,017)
     Adjustments to reconcile net income to net cash
     from operating activity:
         Depreciation and amortization                       11,165          10,222
         Amortization of covenant not to compete             18,972          18,971
         Inventory valuation reserve                          6,000           6,000
         (Increase) decrease in:
             Accounts receivable                            205,777          58,408
             Inventories                                    (84,874)        (40,830)
             Prepaid expenses(303)                           (4,949)
         Increase (decrease) in:
             Accounts payable                               (46,706)         14,889
             Accrued expenses                                67,480         (55,202)
                                                          ---------       ---------

     Net cash from operating activities                      74,399         (28,508)
                                                          ---------       ---------

Cash flow from investing activities:
     Investment in other intangible assets                   (1,875)        (11,125)
     Capital expenditures                                    (2,163)         (4,641)
                                                          ---------       ---------

     Net cash from investing activities                      (4,038)        (15,766)
                                                          ---------       ---------

Cash flow from financing activities:
     Net borrowings under line-of-credit agreement            2,952              --
     Principal payments on bank note                         (5,528)         (5,528)
     Principal payments on covenant not to compete           (7,418)        (19,253)
                                                          ---------       ---------

     Net cash from financing activities                      (9,994)        (24,781)
                                                          ---------       ---------

Increase (decrease) in cash                                  60,367         (69,055)
Cash  - beginning of year                                    20,100         119,197
                                                          ---------       ---------

Cash - end of period                                      $  80,467       $  50,142
                                                          =========       =========















                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

     A.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1998.

     B.  INVENTORIES

         The components of inventory consist of the following:


                                                  03/31/99                  09/30/98
                                                  --------                  --------

         Raw materials                            $238,800                  $181,997
         Work in process                            57,537                    43,851
         Finished goods                             35,250                    26,865
                                                  --------                  --------
         Total inventories                        $331,587                  $252,713
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

E.       NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION

         The Company has recently completed work under an agreement to receive research and development funding from a privately held company that has developed a four-place composite, certified aircraft. This aircraft, which was successfully certified on October 23, 1998, is the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. Although there is no assurance that this product will contribute to the future operations and profitability of the Company, production of this aircraft is currently underway. First deliveries of completed aircraft, which will include the Company's parachute system, are expected during the Company's fiscal year 1999.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

E.       NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION (CON'T)

         The Company is currently in production of parachute systems and made the first two deliveries at the end of March 1999, which was on schedule with the customer's request. Additional deliveries were made in April 1999 with the next scheduled deliveries planned for June 1999 and beyond.

         The Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft. In order to retain the developed technology, the Company has offered the outside company a discount on future purchases of completed systems, which will total 110% of the advanced amount.

         The Company did not establish a liability for the $549,295 taken as an offset to expense to date under this project due to the uncertainty of the future of the project and the future viability of the product as developed. In addition, it is the Company's belief that the establishment of a reserve would have resulted in a misleading presentation of the research and development costs incurred by the Company for this project. Any future purchase discounts that will be earned upon delivery of completed product will be offset against any future sales made to that company.

         The Company expects to be able to utilize the developed technology for applications on a wide range of aircraft. The future applications will depend on a complete review of market conditions, product acceptance and available funding.

F.       SMALL BUSINESS INNOVATION RESEARCH GRANT (SBIR)

         On March 8, 1996, the Company signed a follow -on Phase II contract under the Small Business Innovation Research grant program (SBIR) through NASA for use in the research of low-cost, lightweight aircraft emergency recovery systems. The Phase II contract follows a Phase I award in 1995. The Company has used the grant to expand its research in the area of lightweight fabrics and components for use in recovery systems. The total contract award was for a firm fixed price grant of $581,875 for a period not to exceed 36 months. The project was completed on March 8, 1999 when final reports and test articles were submitted to NASA for their review. The Company expects to be able to utilize the developed technology for a wide range of applications. This expectation is based on the Company's ability to further develop the technology either on its own or through cooperative efforts with outside companies or agencies. The future applications will depend on a complete review of market conditions, product acceptance and available funding.

G.       ADDITIONAL CONTRACT RESEARCH AND DEVELOPMENT

         In June 1996, the Company received a purchase order from a defense subcontractor for the development of a parachute recovery system for an unmanned aircraft that is being developed for possible military use. The purchase order, with revisions, was for a total of $150,000 and has been completed during the Company's first quarter of fiscal year 1999. The purchase order called for development funding for the recovery system as well as the delivery of completed recovery systems. No assurances can be made as to the success of the developed product or if its completion will lead to future revenues.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

H.       COVENANT NOT TO COMPETE

         On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), the Company's sole US competitor, whereby (1) SCI ceased all business activities, and (2)SCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

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

J.       LINE-OF CREDIT BORROWINGS

         The Company is operating under a $150,000 line-of-credit for use in operations. The line-of-credit is established on an annual renewal basis and is secured by all of the Company's assets. The current line-of-credit agreement began on February 28, 1999 and expires February 28, 2000. The line calls for a variable interest rate of 2% over the bank's index rate, currently 10.00%. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Business Overview:

On October 23, 1998 the Cirrus Design SR-20 aircraft received its certification from the Federal Aviation Administration (FAA). This was a significant milestone for the Company since Cirrus Design has agreed to utilize the Company's product as standard equipment on its aircraft. The receipt of certification finalized one of the Company's long-standing outside research and development projects. Since the recovery system will be standard equipment, the Company believes that the introduction of this aircraft on the market will begin to have a positive impact on the Company's revenues and profitability during fiscal year 1999.

On March 30, 1999, the Company made its first two scheduled deliveries under the open purchase order with Cirrus Design. Although not financially significant, the deliveries signify the beginning of what the Company believes to be a modest yet steadily increasing production and delivery of units for Cirrus Design. However, there can be no assurances that the Cirrus Design aircraft will be successful in its continued market acceptance.

In addition, the Company anticipated being able to expand its product line to include other certified and uncertified aircraft as the recovery system gains further market acceptance. The Company has been in discussions with the US military and several foreign companies that have expressed interest in utilizing the Company's newly developed technology. No assurance can be made as to the future benefits that will be derived from these discussions.

Another long-standing outside research and development project was for a research grant under the SBIR program administered by NASA. Under the project, the Company explored the possibilities of developing a new fabric for parachute manufacturing that would reduce the weight and volume of currently existing parachute recovery systems. Final testing was completed in February 1999 and final reports and test articles were submitted to NASA on March 8, 1999. As a result of the project, the Company applied for a patent for the new manufacturing method that was developed. The Company expects to be able to utilize the developed technology for a wide range of applications. This expectation is based on the Company's belief in its ability to further develop the technology either on its own or through cooperative efforts with outside companies or agencies. The future applications will depend on a complete review of market conditions, product acceptance and available funding. The Company has begun discussions with a foreign company that has expressed interest in the developed technology for currently existing commercial and military applications. No assurance can be made as to the future benefits that will be derived from these discussions.

The Company has moved into a period of transition from research and development to production and market development. This has resulted in the Company's shift from its position of being able to sell its research and development capabilities to a need to expend capital and resources to get the developed products and technologies on the market and to look for new applications for those products and technologies. The Company believes that this shift, which has resulted in temporary operating losses, will result in revenue growth and improved profitability.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED):

Sales and Gross Profit (Continued)

Sales in the recreational aircraft market for fiscal year 1999 are expected to be even or slightly higher than the prior fiscal year as a result of the Company's efforts to improve international business and an anticipated improvement in domestic aircraft sales. In addition to recreational market sales, it is expected that the Company will continue delivery of systems for the newly certified Cirrus Design SR-20 aircraft. The Company made its first two scheduled deliveries on March 30, 1999. These deliveries were under an open purchase order for the first 100 units. These first 100 units are expected to be delivered within 12 months from the date of first delivery. However, actual customer deliveries by Cirrus Design have not been made as of this filing, and volume projections and timing of those volumes is uncertain at this time. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

Operating Expenses:

Outside funding has offset a portion of research and development costs for both fiscal years. Net research and development costs were higher in the current fiscal year as the Company made contributions towards the expenses necessary to complete development and testing of certain projects. In addition, personnel added to complete certain outside research and development projects increased the Company's expenses while funding for those projects was being reduced or had come to an end. The Company's believes that these added expenses were necessary to complete its obligations under those projects. All of the outside research and development projects underway at the end of fiscal year 1998 have been completed during the Company's fiscal year 1999. The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

LIQUIDITY AND CAPITAL RESOURCES:

Management intends to fund all of its continuing operation out of its current revenues with the exception of its contract research and development projects. The Company has also established a line-of-credit for use in operations as required. Management believes that the current business operation is adequate to support the ongoing operations of the Company during the next twelve-month period and will maintain and adjust expenses as necessary to improve profitability. Current contract research and development projects have been completed during the Company's fiscal year 1999. The Company will continue to look for sources for contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

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

The Company recently completed development and testing for a newly certified general aviation aircraft. With the receipt of certification on October 23, 1998, the Cirrus Design SR-20 aircraft became the first FAA certified aircraft to offer one of the Company's parachute systems as standard equipment. Production of the aircraft is currently underway and the Company made its first two scheduled deliveries of parachute systems on March 30, 1999. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

The Company completed work on its Small Business Innovation Research grant
(SBIR) through NASA. The purpose of the grant was to perform research of low-cost, lightweight aircraft emergency recovery systems. The Company received a Phase I grant during 1994. All work under this Phase I grant was completed during fiscal year 1995. With the completion of Phase I, the Company applied for and received a Phase II grant to continue on with the research that it began in the first phase. The Phase II grant, which began in March 1996, is for a maximum of $582,000 and was completed during the second quarter of fiscal year 1999. The Company is currently looking for applications of the developed technology and is in discussions with a foreign company that is interested in the technology for their current military and commercial products.

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

The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects, anticipated Cirrus delivery schedules, other business development activities as well as other capital spending, financial sources, the effects of competition and resolution of any Year 2000 issues. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the elimination of funding for new research and development projects, the decline in unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.




                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company was named in a lawsuit based on the crash of an ultralight aircraft. The Company was released from the lawsuit during the first quarter of the current fiscal year. The Company believes that there is no potential for further liability in this matter.

         The Company was named in a lawsuit based on a claim from a former supplier of the Company. The Company has made a counter claim against the vendor for damages sustained by the Company. The Company believes that its counter claim is valid and that the potential for future liability in this matter is not material to the Company's financial position.

Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended March 31, 1999.

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




Dated May 13, 1999