Form 10QSB
period 1999-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 1999-08-13
CIK 801907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
  X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
-----    Act of 1934 (No Fee Required)

         For the quarterly period ended June 30, 1999

         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from __________ to __________

         Commission file number   0-15318
                                  -------

                        BALLISTIC RECOVERY SYSTEMS, INC.
         --------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Minnesota                                        41-1372079
 ------------------------------                       ---------------------
(State or Other Jurisdiction of                      (IRS Employer ID Number)
Incorporation or Organization)

             300 Airport Road, South St. Paul, Minnesota, 55075-3541
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (651) 457-7491
                  ---------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

             -------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, If
                           Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes     X          No
   ----------        ----------

Number of shares outstanding as of August 10,1999:       5,844,606
                                                   -------------------

                                      INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.

                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

         Balance sheets as of June 30, 1999 and September
         30, 1998.                                                         3

         Statements of operations for the three months and nine
         months ended June 30, 1999 and 1998.                              4

         Statements of cash flow for the nine months ended
         June 30, 1999 and 1998.                                           5

         Notes to financial statements at June 30, 1999.                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                13

           PART I FINANCIAL INFORMATION - Item I. Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                   JUNE 30,    SEPTEMBER 30,
                                                                     1999            1998
                                                                ------------   -------------
                             ASSETS
Current assets:
     Cash                                                       $    161,673    $     20,100
     Accounts receivable - net of allowance for doubtful
         accounts of $2,500 and $2,500, respectively                 103,461         401,822
     Inventories                                                     327,591         252,713
     Deferred tax asset - current portion                             25,000          25,000
     Prepaid expenses                                                  4,201           3,198
                                                                ------------    ------------
         Total current assets                                        621,926         702,833
                                                                ------------    ------------

Furniture, fixtures and leasehold improvements                       164,925         160,139
     Less accumulated depreciation                                   (97,845)        (81,611)
                                                                ------------    ------------
         Furniture, fixtures and leasehold improvements - net         67,080          78,528
                                                                ------------    ------------

Other assets:
     Patents less accumulated amortization of
         $8,439 and $7,924, respectively                               3,225           3,740
     Deferred tax asset - long-term portion                          275,000         275,000
     Other intangible assets less accumulated amortization
            of  $5,140 and $5,140, respectively                       52,588          46,258
     Covenant not to compete less accumulated
         amortization of $139,127 and $110,669, respectively         240,311         268,769
                                                                ------------    ------------
         Total other assets                                          571,124         593,767
                                                                ------------    ------------
Total assets                                                    $  1,260,130    $  1,375,128
                                                                ------------    ------------
                                                                ------------    ------------

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $     61,868    $    166,159
     Customer deposits                                               131,191          73,180
     Accrued payroll                                                  43,100          48,792
     Other accrued liabilities                                        82,271          65,075
     Line-of-credit borrowings                                        38,836          35,884
     Current portion of bank note                                     14,657          13,566
     Current portion of covenant not to compete                       25,441          23,460
                                                                ------------    ------------
         Current liabilities                                         397,364         426,116
                                                                ------------    ------------
Long-term bank note and covenant, less current portions              228,278         250,770
                                                                ------------    ------------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized;
         5,696,927 issued and outstanding)                            56,969          56,969
     Additional paid-in capital                                    2,622,888       2,622,888
     Accumulated deficit                                          (2,045,369)     (1,981,615)
                                                                ------------    ------------
         Total shareholders' equity                                  634,488         698,242
                                                                ------------    ------------
Total liabilities and shareholders' equity                      $  1,260,130    $  1,375,128
                                                                ------------    ------------
                                                                ------------    ------------

                        See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                JUNE 30,                   JUNE 30,
                                          1999           1998           1999           1998
                                      -----------    -----------    -----------    -----------
Sales                                 $   548,490    $   377,135    $ 1,254,403    $ 1,065,957
Cost of sales                             334,548        259,407        807,242        739,310
                                      -----------    -----------    -----------    -----------

Gross profit                              213,942        117,728        447,161        326,647

Selling, general and administrative       104,900        109,499        350,638        331,369
Research and development                   40,258        (14,365)        79,668        (32,728)
                                      -----------    -----------    -----------    -----------

Income from operations                     68,784         22,594         16,855         28,006

Other income (expense):
     Interest expense                     (14,066)       (11,551)       (42,361)       (34,008)
     Covenant amortization                 (9,486)        (9,486)       (28,458)       (28,458)
     Other income (expense)                (5,874)          --           (9,790)          --
                                      -----------    -----------    -----------    -----------
Net income (loss)                     $    39,358    $     1,557    $   (63,754)   $   (34,460)
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------


Primary earnings per share            $      0.01    $     (0.00)   $     (0.01)   $     (0.01)
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------

Weighted average number of shares
     outstanding                        4,657,469      4,895,332      4,657,469      4,895,332
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------

Fully diluted earnings per share      $      0.01    $     (0.00)   $     (0.01)   $     (0.01)
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------

Weighted average number of shares
     outstanding                        4,841,400      5,006,007      4,841,400      5,006,007
                                      -----------    -----------    -----------    -----------
                                      -----------    -----------    -----------    -----------

                       See Notes to Financial Statements.

                         BALLISTIC RECOVERY SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                           INCREASE (DECREASE) IN CASH
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                     1999            1998
                                                                ------------    ------------
Cash flow from operating activity:
     Net income (loss)                                          $    (63,754)   $    (34,460)
     Adjustments to reconcile net income to net cash
     from operating activity:
         Depreciation and amortization                                16,749          15,334
         Amortization of covenant not to compete                      28,458          28,457
         Inventory valuation reserve                                   9,000           9,000
         (Increase) decrease in:
             Accounts receivable                                     298,361         (42,263)
             Inventories                                             (83,878)        (28,896)
             Prepaid expenses                                         (1,003)         (2,474)
         Increase (decrease) in:
             Accounts payable                                       (104,291)         36,417
             Accrued expenses                                         69,515         (20,717)
                                                                ------------    ------------

     Net cash from operating activities                              169,157         (39,602)
                                                                ------------    ------------

Cash flow from investing activities:
     Investment in other intangible assets                            (6,330)        (21,644)
     Capital expenditures                                             (4,786)         (6,809)
                                                                ------------    ------------

     Net cash from investing activities                              (11,116)        (28,453)
                                                                ------------    ------------

Cash flow from financing activities:
     Net borrowings under line-of-credit agreement                     2,952            --
     Principal payments on bank note                                  (7,118)         (8,292)
     Principal payments on covenant not to compete                   (12,302)        (22,963)
                                                                ------------    ------------

     Net cash from financing activities                              (16,468)        (31,255)
                                                                ------------    ------------

Increase (decrease) in cash                                          141,573         (99,310)
Cash  - beginning of year                                             20,100         119,197
                                                                ------------    ------------

Cash - end of period                                            $    161,673    $     19,887
                                                                ------------    ------------
                                                                ------------    ------------


                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

A.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1998.

B.   INVENTORIES

     The components of inventory consist of the following:

                                              03/31/99                  09/30/98
                                            ----------                ----------
     Raw materials                            $235,922                  $181,997
     Work in process                            56,844                    43,851
     Finished goods                             34,825                    26,865
                                            ----------                ----------
     Total inventories                        $327,591                  $252,713
                                            ----------                ----------
                                            ----------                ----------

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

E.   NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION

     The Company has recently completed work under an agreement to receive research and development funding from a privately held company that has developed a four-place composite, certified aircraft. This aircraft, which was successfully certified on October 23, 1998, is the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. Although there is no assurance that this product will contribute to the future operations and profitability of the Company, production of this aircraft is currently underway. First deliveries of completed aircraft, which included the Company's parachute system, were made in mid-July 1999.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

E.   NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION (CON'T)

     Through the beginning of August 1999, the Company has delivered eight completed parachute systems. The Company is currently in production of additional parachute systems and will make scheduled deliveries from this point on a progressive basis as aircraft production begins to accelerate.

     The Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft. In order to retain the developed technology, the Company has offered the outside company a discount on future purchases of completed systems, which will total 110% of the advanced amount.

     The Company did not establish a liability for the $549,295 taken as an offset to expense to date under this project due to the uncertainty of the future of the project and the future viability of the product as developed. In addition, it is the Company's belief that the establishment of a reserve would have resulted in a misleading presentation of the research and development costs incurred by the Company for this project. All purchase discounts that will be earned upon delivery of completed product will be offset against any future sales made to that company.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

H.   COVENANT NOT TO COMPETE

     On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), the Company's sole US competitor, whereby (1)SCI ceased all business activities, and (2)SCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.

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

                                                  Future           Present
                                                 Dollars           Dollars
                                               ----------         ---------
     Cash at signing                               $5,000            $5,000
     Parachute systems                             15,000            15,000
     Non-interest bearing four year note           80,000            63,732
     4% ten year note:    principal               400,000           295,706
                          interest                 84,362                --
                                               ----------         ---------

                                                 $584,362          $379,438
                                               ----------         ---------
                                               ----------         ---------

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

     Future payments under this agreement are as follows:

                                       Future      Present
                                      Dollars      Dollars
                                   ----------   ----------
     1999                              48,436       23,460
     2000                              48,436       26,176
     2001                              48,436       29,204
     2002                              48,436       32,583
     2003                              48,436       36,354
     Thereafter                        56,158       91,535
                                   ----------   ----------
                                     $298,338     $239,312
                                   ----------   ----------
                                   ----------   ----------

     The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten-year life and vests 20% per year over five years.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW:

During the current fiscal quarter, the Company turned the page of a new chapter in its long history of providing whole aircraft parachute recovery systems. This quarter marks the first time that a parachute system was delivered to a customer that will install it as standard equipment on a certified general aviation aircraft. The Cirrus Design SR20 is the first in a series of aircraft to be manufactured by Cirrus Design Corporation that has chosen to offer the Company's product as a standard feature. As of the beginning of August 1999, the customer has firm orders for approximately 330 aircraft that will all include the Company's parachute systems. The customer expects to be able to fill this backlog of orders during the next 18 to 24 months. Future production volumes for the aircraft, and therefore, the Company's parachute systems, will be dictated by ultimate market demands. However, the customer believes that the market demand for this model of aircraft will be 500 or more units annually once the market stabilizes and the product gains further consumer acceptance. The Company is currently discussing offering its product to the customer for future models of aircraft that the customer plans to manufacture. The Company believes that this will help to propel it forward into offering its systems to other manufactures and customers in the certified general aviation market.

On March 30, 1999, the Company made its first two scheduled deliveries under the open purchase order with Cirrus Design. The Company delivered an additional four units during the current fiscal quarter. The first two end-customer deliveries of the aircraft were made in July 1999 with the next delivery scheduled during August 1999. Although not financially significant to date, the deliveries signify the beginning of what the Company believes to be a modest yet steadily increasing production and delivery of units to Cirrus Design. But, as always, there can be no assurances that the Cirrus Design aircraft will be successful in its continued market acceptance.

The current fiscal year continues to be a transition year for the Company. Although the Company has begun serial production of parachute systems for the Cirrus Design SR20, the current fiscal year will not be significantly impacted due to relatively low initial volumes as the customer begins to accelerate production of the aircraft. The Company has moved into a period of transition from research and development to production and market development. This has resulted in the Company's shift from its position of being able to sell its research and development capabilities to a need to expend capital and resources to get the developed products and technologies on the market and to look for new applications for those products and technologies. The Company believes that this shift, which has resulted in temporary operating losses, will result in revenue growth and improved profitability.

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

At the end of July 1999, the Company announced a program that is intended to lead to the introduction of a parachute recovery system for the Cessna 172 aircraft. The Cessna 172 is one of the most popular general aviation aircraft with approximately 36,000 planes manufactured. Twenty-eight thousand Cessna 172's are estimated to be in active service in the United States at this time. Under the program, the Company is asking 172 owners to make deposits towards the purchase of a recovery system. Once a certain number of owners have made their deposits, the Company will begin the certification process with the FAA. Once certified, the Company will begin manufacturing and delivery of units to the owners that have placed deposits. The Company expects to be successful in its solicitation efforts, but no assurances can be made of its success or the long-term financial benefits to the Company.

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

SALES AND GROSS PROFIT

Sales and gross profit for the current fiscal year quarter were ahead of the prior year. Part of the sales increase is a result of the first deliveries for the Cirrus Design SR20. Domestic sales have been strong, but throughout the prior fiscal year and continuing on into the current fiscal year, the international markets for the Company's products have been affected by a number of factors including: (1) the economic unrest in Asia; (2) a strong US currency that raises the cost of the Company's exports; and (3) increased competition in Europe. This has resulted in weaker sales internationally than in previous years. In addition, certain markets may be reaching a saturation point for the Company's product. The Company has expanded its efforts to improve international business, but there can be no assurances that these efforts will produce increased sales for the Company.

Sales in the recreational aircraft market for fiscal year 1999 are expected to be even or slightly higher than the prior fiscal year as a result of the Company's efforts to improve international business and the improvement in domestic aircraft sales. In addition to recreational market sales, it is expected that the Company will continue delivery of systems for the newly certified Cirrus Design SR-20 aircraft. The Company made its first two scheduled deliveries on March 30, 1999. These deliveries were under an open purchase order for the first 100 units. These first 100 units are expected to be delivered within 12 months from the date of first delivery. However, volume projections and timing of those volumes is uncertain at this time. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

OPERATING EXPENSES:

Outside funding has offset a portion of research and development costs for both fiscal years. Net research and development costs were higher in the current fiscal year as the Company made contributions towards the expenses necessary to complete development and testing of certain projects. In addition, personnel added to complete certain outside research and development projects increased the Company's expenses while funding for those projects was being reduced or had come to an end. The Company believes that these added expenses were necessary to complete its obligations under those projects. All of the outside research and development projects underway at the end of fiscal year 1998 have been completed during the Company's fiscal year 1999. The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

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

With the receipt of certification on October 23, 1998, the Cirrus Design SR-20 aircraft became the first FAA certified aircraft to offer one of the Company's parachute systems as standard equipment. Production of the aircraft is currently underway and the first two end-customer aircraft were delivered in July 1999. The Company made its first two scheduled deliveries of parachute systems on March 30, 1999 with four additional units delivered during the current fiscal quarter. The Company is currently building parachute systems under an open 100-unit purchase order, which is expected to be filled within the next 12 months. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

The Company completed work on its Small Business Innovation Research grant
(SBIR) through NASA on March 8, 1999. The purpose of the grant was to perform research of low-cost, lightweight aircraft emergency recovery systems. The Phase II grant, which began in March 1996, was for a maximum of $582,000. The Company is currently looking for applications of the developed technology and is in discussions with a foreign company that is interested in the technology for their current military and commercial products.

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

Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended June 30, 1999.

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

Dated August 12, 1999