Form 10KSB40
period 1999-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 1999-12-22
CIK 801907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

    X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
--------- Exchange Act of 1934 (Fee Required)

          For the fiscal year ended September 30, 1999

          Transition Report Pursuant to Section 13 or 15(d) of the Securities --------- Exchange Act of 1934 (No Fee Required)

         For the transition period from __________ to __________

Commission File number 0-15318

                        BALLISTIC RECOVERY SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

         MINNESOTA                                       41-1372079
(State or other jurisdiction of                         (IRS Employer ID Number)
incorporation or organization)

300 AIRPORT ROAD, SOUTH ST. PAUL, MINNESOTA              55075-3541
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

State Issuer's revenues for the most recent fiscal year:  $1,798,300.

Based upon the average bid and asked prices of the Issuer's Common Stock, the aggregate market value of the Common Stock held by Non-affiliates of the Issuer as of December 8, 1999 was approximately $4,126,000.

Number of shares outstanding as of December 8, 1999: 5,859,449.


   Index for exhibits is located on page 31. This document contains 33 pages.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement to be used in connection with the election of directors at the 2000 annual shareholders meeting (the "Proxy Statement") are incorporated by reference into Part III, Items 9-12 as follows:

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

(a)      BUSINESS DEVELOPMENT

         The Company designs, manufactures and markets emergency parachute recovery systems for use with recreational and general aviation aircraft. The Company believes it is the only US manufacturer of whole aircraft recovery systems. In addition, the Company has designed systems for use with various military and civilian unmanned aircraft markets.

         Since its inception, the Company has delivered nearly 15,000 systems that have been installed on recreational and general aviation aircraft. To date, the Company has documented 129 lives spared through the use of its systems in actual in-air emergencies.

         Although the recreational aviation market presently accounts for the majority of the Company's revenues, the Company has been expanding its efforts in the general aviation market. During fiscal year 1999, the Company began delivery of systems for a newly certified aircraft known as the Cirrus Design SR20 (SR20). The Company believes that this and other general aviation aircraft can offer a significant revenue growth potential for the Company.

         The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company's parachute system as a standard equipment feature. The SR20 system was the second such system certified by the FAA for installation in general aviation aircraft. In early 1993, the Company received FAA approval for the GARD-150 product for installation on FAA-certified Cessna 150/152 aircraft. At the end of fiscal year 1999, the Company began marketing efforts to receive funding for the development of a system for the Cessna 172 aircraft. The Company intends for the marketing efforts to provide the market research for the acceptance of such a system as well as to provide a source of funding for development of such a system. To date, the Company has received signed contracts with deposits from three owners of Cessna 172 aircraft as well as contract requests from 50 additional prospects. The Company plans to continue its marketing efforts during fiscal year 2000 and make a determination during that year as to the viability of such development.

         The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification in late 1998. Under terms of the agreement, the Company retained all rights to the developed technology. Over the past several years, the Company has established various funding sources for its research and development. Outside funding for research and development activities is an ongoing objective for the Company, however, no assurances can be made that the Company will be successful in this regard.

         During fiscal year 1999, work was completed under the Company's Small Business Innovation Research grant (SBIR) through NASA. The purpose of the grant was to perform research on low-cost, lightweight aircraft emergency recovery systems. The grant, which began in March 1996, was for a maximum of $582,000 over the 36 month contract period.

         Also during fiscal year 1999, the Company completed a development contract for a recovery system for a prototype-unmanned aircraft being developed by a government contractor. The contract, with a maximum amount of $150,000, began in 1996 and called for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models.

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

         RECREATIONAL AVIATION PRODUCTS:

         Recreational aviation products include products designed and manufactured for use on unregistered aircraft such as ultralights and aircraft registered with the FAA as experimental. The Company manufactures these products and sells them directly to individuals and through dealers and distributors who also market and sell the aircraft and related products.

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

         Another product developed for the general aviation market is for a privately held company that has developed and certified a four-place all composite general aviation aircraft. The aircraft, known as the Cirrus Design SR20, was successfully certified on October 23, 1998. This is the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. The Company began delivering systems for the SR20 during fiscal year 1999. Production of systems is scheduled to increase throughout the next several fiscal years as the customer accelerates its production of the aircraft. See Note 2 of Notes to Financial Statements for further information.

         At the end of fiscal year 1999, the Company began efforts to generate interest in a recovery system for the certified Cessna 172 aircraft. The Company began a marketing and media campaign designed to solicit purchase commitments from owners of Cessna 172 aircraft which would in turn provide partial or complete funding for the development and certification of the system. To date, the Company has received three signed purchase commitments and requests for contracts from 50 additional prospects. The Company plans to continue its efforts during fiscal year 2000 and assess the viability of such development during that year.

         CONTRACT RESEARCH AND DEVELOPMENT:

         Contract research and development has allowed the Company to expand its product line and expertise in whole aircraft recovery systems. It has been and will continue to be a goal of the Company to receive outside funding for its research and development activities.

         The Company completed a project through the Small Business Innovation Research grant (SBIR) program administered by NASA. The purpose of the grant was to perform research on low-cost, lightweight aircraft emergency recovery systems. The Company received initial funding during its fiscal year 1995 through a Phase I grant, and received subsequent funding through a Phase II grant beginning in fiscal year 1996. The Phase II grant, which began in March 1996, was for a maximum of $582,000 and was completed during the Company's fiscal year 1999. The purpose of the grant was not only to provide research in areas of interest to NASA, but also to develop products that can be commercialized by the small business entity. The Company hopes that the research will lead to products that have both military and civilian applications complimenting or enhancing the Company's current product line. See Note 3 of Notes to Financial Statements for further information.

         Also during fiscal year 1999, the Company completed work under a development contract for a recovery system for a prototype-unmanned aircraft being developed by a government contractor. The contract that began in 1996 was for a maximum amount of $150,000, and called for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models. See Note 4 of Notes to Financial Statements for further information.

         MANUFACTURING OPERATIONS AND SUPPLIERS:

         The Company's personnel in a South St. Paul, Minnesota facility, using components manufactured to its specifications perform assembly of the Company's product line. The parachutes utilized by the Company are purchased from a certain key supplier. The Company manufactures its own ballistic devices. Other components are purchased from a variety of suppliers or internally produced. The Company routinely searches for new vendors and feels alternate sources can be found should any of these vendors be unable to meet the Company's needs. In addition, the Company possesses or can acquire the expertise necessary for internal production of all key components.

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

         On September 5, 1989, United States Patent No. 4,863,119 was issued to the Company on behalf of two of the Company's employees for a "Parachute Reefing Device" as part of a parachute recovery system. The two employees assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2006. This patented feature is utilized in the Company's sport aviation line as well as in its general aviation product. Current development projects also utilize the reefing device as an integral design component.

         When the Company completes development of additional ballistic parachute recovery systems, it intends to apply for patents for such systems if possible. There can be no assurance, however, that any patents will be granted or, if granted that they will be of material benefit to the Company.

         SEASONALITY:

         Typically, the Company experiences seasonality in its sports aviation line. The second and third quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season. The Company's expansion in the general aviation market through the production of systems for the Cirrus Design SR20 will begin to lessen the impact of seasonality on the Company during fiscal year 2000.

         DEPENDENCE ON A SINGLE CUSTOMER:

         During the fiscal years ended September 30, 1999 and 1998, the Company was not dependent on any single customer that accounted for more that 10% of its sales. The Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

         BACKLOG OF ORDERS:

         As of September 30, 1999 and 1998, the Company had a backlog of orders totaling approximately $241,000 and $172,000, respectively. The 1999 backlog is expected to be filled during fiscal year 2000.

         RESEARCH AND DEVELOPMENT:

         A summary of research and development is as follows:

                                                      1999           1998
                                                   ---------      ---------
         Total research and development
           expenditures                            $218,500       $636,958

         Revenues recognized under contract
          research and development
          relationships                             (97,138)      (646,019)
                                                   ---------      ---------

         Research and development, net             $121,362      ($  9,061)
                                                   =========     ==========


         The sources of the 1999 outside funding included the SBIR grant, and the unmanned aircraft recovery system as discussed in Note 2 of the Notes to Financial Statements.

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

         The FAA as part of the Cirrus Design SR20 has certified the Company's product, which is standard equipment on that aircraft. This is the first whole aircraft recovery system ever certified by the FAA as standard equipment. At present, there are no other manufacturers with the FAA Supplemental Type Certificate or FAA certification under a manufacturer's Type Certificate necessary to install a recovery system for the general aviation market. The Company is unaware of any other manufacturer performing contract or self-funded research and development activities in an effort to obtain Supplemental Type Certificates or Type Certificates for any other FAA certified aircraft.

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

         EMPLOYEES:

         As of September 30, 1999, the Company had 13 full-time employees at its South St. Paul facility.

         YEAR 2000 COMPLIANCE ISSUE:

         During fiscal year 1998, the Company completed a review of: 1) its products; 2) the Company's manufacturing process for its products; and
         3) its internal computer systems and software packages to identify those that could be affected by the Year 2000 issue. First, none of the Company's products contain software or embedded microprocessors that are time sensitive. Second, the Company's manufacturing process is not automated to the extent that any part of the process is computerized or relies upon time-sensitive software. The process of manufacturing the Company's products is largely a mechanical process. Finally, none of the Company's computer systems or software packages will be affected by the Year 2000 issue based on our review. During fiscal year 1999, the Company contacted its suppliers, customers and banks to assess the possible impact, if any, of the Year 2000 compliance issue. It is not expected that there will be any material impact on the Company as a result of the Year 2000 issue, but no assurances can be made at this time. The Company believes that its actions to date and actions by its suppliers, customers and banks will minimize any risks to the Company.

         The Company has not yet seen the need to develop any widespread contingency plan for the Year 2000 issue, but as the Year 2000 approaches, the Company will continue to monitor the situation if any further information presents itself based on the compliance programs of its vendors and customers. Given that some risks are beyond the control of the Company, the Company does not believe that it can develop a contingency plan that will totally shield the Company from an economic ripple effect throughout the entire economy should others fail to resolve their own Year 2000 issues.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)      MARKET INFORMATION

         The Company was formerly listed on the NASDAQ stock exchange after going public in 1986. However, NASDAQ delisted the Company in 1992 following a change in the listing requirements. The stock is listed on the pink sheets and the electronic bulletin board on the over the counter market under the trading symbol of BRSI. Several Internet stock tracking services show the Company's trading volumes with bid and ask prices as far back as August 1995. Based on information provided by these Internet stock-tracking services, the Company believes that the asking price would be $2.25 and the bid price would be $2.1875 as of September 30, 1999.

         The following table sets forth the estimated high and low bid prices for the periods indicated. The estimated bid prices shown are based on information from several Internet stock-tracking services. These figures are estimates or averages and do not necessarily represent actual transactions.

                                        First      Second      Third     Fourth
                                        Quarter    Quarter    Quarter    Quarter
                                        -------    -------    -------    -------

                  Common Stock:
                  -------------
                  1999      High       $   1.19   $   0.94   $   0.75   $   3.00
                            Low        $   0.56   $   0.44   $   0.44   $   0.50

                  1998      High       $   0.56   $   1.06   $   1.06   $   1.50
                            Low        $   0.31   $   0.25   $   0.75   $   0.56



(b)      HOLDERS

         As of December 8, 1999, the Company estimates there were approximately 1,100 beneficial owners of the Company's common stock.

(c)      DIVIDENDS

         No dividends have been paid on the Company's securities and it is not anticipated that any dividends will be paid in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW:

During the current fiscal year, the Company turned the page of a new chapter in its long history of providing whole aircraft parachute recovery systems. This year marks the first time that a parachute system was delivered to a customer that will install it as standard equipment on a certified general aviation aircraft. The Cirrus Design SR20 (SR20) is the first in a series of aircraft to be manufactured by Cirrus Design Corporation (Cirrus) that has chosen to offer the Company's product as a standard feature. As of the beginning of December 1999, the customer has firm orders for approximately 430 aircraft that will all include the Company's parachute systems. The customer expects to be able to fill this backlog of orders during the next 24 to 30 months. Future production volumes for the aircraft, and therefore, the Company's parachute systems, will be dictated by ultimate market demands. The Company is currently discussing offering its product to the customer for future models of aircraft that the customer plans to manufacture. The Company believes that this will help to propel it forward into offering its systems to other manufactures and customers in the certified general aviation market.

On March 30, 1999, the Company made its first two scheduled deliveries under the open purchase order with Cirrus. The open purchase order is for the first 100 units to be delivered. The Company delivered an additional twelve units by the end of the fiscal year for a total of 14 units delivered. These sales accounted for approximately 8% of the Company's total revenues for the current fiscal year. The Company believes that the customer will gradually accelerate its production schedule as indicated in current purchase orders. Although there can be no assurances that the Cirrus aircraft will be successful in its continued market acceptance, the Company expects to make an increasing number of sales to Cirrus as they continue to increase production and fill their increasing backlog of customer orders.

During the current fiscal year the Company has moved into a period of transition from research and development to production and market development. This has resulted in the Company's shift from its position of being able to sell its research and development capabilities to a need to expend capital and resources to get the developed products and technologies on the market and to look for new applications for those products and technologies. The Company believes that this shift, which has resulted in temporary reduction in operating profits, will result in revenue growth and improved profitability.

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

At the end of July 1999, the Company announced a program that is intended to lead to the introduction of a parachute recovery system for the Cessna 172 aircraft. The Cessna 172 is one of the most popular general aviation aircraft with approximately 36,000 planes manufactured. Twenty-eight thousand Cessna 172's are estimated to be in active service in the United States at this time. Under the program, the Company is asking 172 owners to make deposits towards the purchase of a recovery system. Once a certain number of owners have made their deposits, the Company will begin the certification process with the FAA. Once certified, the Company will begin manufacturing and delivery of units to the owners that have placed deposits. The Company expects to be successful in its solicitation efforts, but no assurances can be made of its success or the long-term financial benefits to the Company. As of the beginning of December 1999, the Company has received signed contracts with deposits from three owners of 172 aircraft as well as contract requests from 50 additional prospects.

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

RESULTS OF OPERATIONS:

SALES

Sales for the current fiscal year were ahead of the prior year by approximately 11%. The majority of the increase is a result of first deliveries for the Cirrus Design SR20. Domestic sales have been strong, but throughout the prior fiscal year and continuing on into the current fiscal year, the international markets for the Company's products have been affected by a number of factors. These factors include the economic unrest in Asia, a strong US currency that raises the cost of the Company's exports, increased competition in Europe, and increasing government regulations that make it more challenging to transport the Company's product abroad. This has resulted in weaker sales internationally than in previous years. In addition, certain markets may be reaching a saturation point for the Company's product. The Company has expanded its efforts to improve international business, but there can be no assurances that these efforts will produce increased sales for the Company.

Sales in the recreational aircraft market for fiscal year 2000 are expected to be even or slightly higher than the current fiscal year as a result of the Company's efforts to improve international business and the improvement in domestic aircraft sales. In addition to recreational market sales, it is expected that the Company will continue delivery of systems for the newly certified Cirrus Design SR20 aircraft. The Company made its first two scheduled deliveries on March 30, 1999 with a total of 14 units delivered during fiscal year 1999. These deliveries were under an open purchase order for the first 100 units. The remainder of these first 100 units is expected to be delivered within the next 12 months. However, volume projections and timing of those volumes is uncertain at this time. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

GROSS MARGIN

The gross margin for the current fiscal year was better than that of the previous fiscal year by a little more than 3%. The Company has made a concerted effort to hold and improve the gross margin despite material cost increases. No assurances can be made that this effort will result in steady or improving gross margins into the future or if gross margins will decrease in the future.

OPERATING EXPENSES:

Selling, general and administrative costs have been held fairly constant in actual dollars with that of the prior fiscal year and decreased as a percent of sales by 2.5%. Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

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

INCOME BEFORE INCOME TAXES

Income before income taxes was lower in the current year as a result of expenditures made to support the completion of outside research and development projects without the benefit of offsetting revenues. Income in future fiscal years is expected to increase as a result of increased sales and potential offset of a portion of the Company's research and development expenditures. As the Company expands into different aircraft markets and expands its product applications, market conditions will determine ultimate sales levels and profitability.

INCOME TAXES EXPENSE (BENEFIT)

The benefit recorded in the prior fiscal year was a result of the valuation of the Company's net operating loss carryforwards. The benefit was recorded based on the Company's ability to demonstrate that there was a reasonable likelihood of being able to utilize the carryforwards to offset State and Federal taxes on future taxable income. No provision was recorded in the current fiscal year due to the level of profitability attained in conjunction with past provisions already recorded. If the Company continues to demonstrate its ability to utilize even more of the carryforwards, consideration will be given to the recording of additional benefits.

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

With the receipt of certification on October 23, 1998, the Cirrus Design SR20 aircraft became the first FAA certified aircraft to offer one of the Company's parachute systems as standard equipment. Production of the aircraft is currently underway and the first two end-customer aircraft were delivered in July 1999. The Company made its first two scheduled deliveries of parachute systems on March 30, 1999 with a total of 14 units delivered during the current fiscal year. The Company is currently building parachute systems under an open 100-unit purchase order, which is expected to be filled within the next 12 months. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                   Pg.
(1)      Financial Statements for the years ended September 30, 1999 and 1998:

         Independent Auditors' Report                                              15

         Balance Sheets as of September 30, 1999 and 1998                          16

         Statements of Operations for the years ended September 30, 1999
         and 1998                                                                  17

         Statements of Shareholders' Equity for the years ended
         September 30, 1999 and 1998                                               18

         Statements of Cash Flows for the years ended September 30,
         1999 and 1998                                                             19

         Notes to Financial Statements                                             20

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






                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Ballistic Recovery Systems, Inc.
South St. Paul, Minnesota

We have audited the accompanying balance sheets of Ballistic Recovery Systems, Inc. as of September 30, 1999 and 1998 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 1999 and 1998, and the results of operations, cash flows and changes in shareholders' equity for the years then ended, in conformity with generally accepted accounting principles.

/s/ Callahan, Johnston & Associates, LLC

Callahan, Johnston & Associates, LLC
Minneapolis, Minnesota
November 12, 1999

                     PART II - Item 7. Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                           September 30, 1999 and 1998

                            ASSETS                                           1999             1998
                                                                          ----------      -----------
Current assets:
     Cash                                                                   $181,902          $20,100
     Accounts receivable - net of allowance for doubtful
         accounts of $2,500 and $2,500, respectively                          59,074          401,822
     Inventories                                                             340,355          252,713
     Deferred tax asset - current portion                                     25,000           25,000
     Prepaid expenses                                                          6,398            3,198
                                                                          ----------      -----------
         Total current assets                                                612,729          702,833
                                                                          ----------      -----------

Furniture, fixtures and leasehold improvements                               165,550          160,139
     Less accumulated depreciation                                          (104,158)         (81,611)
                                                                          ----------      -----------
         Furniture, fixtures and leasehold improvements - net                 61,392           78,528
                                                                          ----------      -----------

Other assets:
     Patents less accumulated amortization of
         $8,611 and $7,924, respectively                                       3,054            3,740
     Deferred tax asset - long-term portion                                  275,000          275,000
     Other intangible assets less accumulated amortization of
         $15,419 and $5,140, respectively                                     35,978           46,258
     Covenant not to compete less accumulated
         amortization of $148,613 and $110,669, respectively                 230,825          268,769
                                                                          ----------      -----------
         Total other assets                                                  544,857          593,767
                                                                          ----------      -----------

Total assets                                                              $1,218,978       $1,375,128
                                                                          ==========      ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $58,580         $166,159
     Customer deposits                                                        94,257           73,180
     Accrued payroll                                                          35,958           48,792
     Other accrued liabilities                                                67,450           65,075
     Line-of-credit borrowings---                                                 --           35,884
     Current portion of bank note                                             15,312           13,566
     Current portion of covenant not to compete                               26,175           23,460
                                                                          ----------      -----------
         Current liabilities                                                 297,732          426,116
                                                                          ----------      -----------

Long-term bank note and covenant, less current portions                      207,275          250,770
                                                                          ----------      -----------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized;
      5,859,449 and 5,696,927 shares, respectively, issued
      and outstanding)                                                        58,595           56,969
     Additional paid-in capital                                            2,631,762        2,622,888
     Accumulated deficit                                                  (1,976,386)      (1,981,615)
                                                                          ----------      -----------
         Total shareholders' equity                                          713,971          698,242
                                                                          ----------      -----------
Total liabilities and shareholders' equity                                $1,218,978       $1,375,128
                                                                          ==========      ===========


   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended September 30, 1999 and 1998

                                                                1999            1998
                                                            -----------      -----------
Sales                                                        $1,798,300       $1,622,544
Cost of sales                                                 1,104,914        1,046,934
                                                            -----------      -----------

Gross profit                                                    693,386          575,610

Selling, general and administrative                             460,750          456,733
Research and development, net (Note 2)                          121,362           (9,061)
                                                            -----------      -----------
Income from operations                                          111,274          127,938

Other income (expense):
     Interest expense                                           (42,158)         (40,439)
     Intangible amortization                                    (48,223)         (43,084)
     Other - net                                                (15,664)             ---
                                                            -----------      -----------

Income before income taxes                                        5,229           44,415

Income taxes expense (benefit) (Notes 1 and 8)                      ---         (100,000)
                                                            -----------      -----------

Net income                                                       $5,229         $144,415
                                                            ===========      ===========


Basic earnings per share                                          $0.00            $0.03
                                                            -----------      -----------

     Weighted average number of shares outstanding            5,731,131        4,657,469
                                                            ===========      ===========

Diluted earnings per share                                        $0.00            $0.03
                                                            -----------      -----------

     Weighted average number of shares outstanding            6,057,733        4,841,400
                                                            ===========      ===========


   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years Ended September 30, 1999 and 1998

                              Common Stock
                              ------------              Additional                            Share-
                          Number of                      Paid-in       Accumulated           Holders'
                           Shares         Amount         Capital      Equity(deficit)         Equity
                           ------         ------         -------      ---------------         ------

Balance 9/30/97            4,468,772      $44,688       $2,625,639      ($2,126,030)         $544,297

Issuance of stock in
lieu of director fees          7,438           74            4,926              ---             5,000

Stock options
exercised                     10,000          100            4,430              ---             4,530

Net stock issued
under cashless
transaction                1,210,717       12,107          (12,107)             ---               ---

Net income                       ---          ---              ---          144,415           144,415
                          ----------   ----------       ----------       ----------        ----------

Balance 9/30/98            5,696,927      $56,969       $2,622,888      ($1,981,615)         $698,242

Issuance of stock in
lieu of director fees          4,844           49            3,951              ---             4,000

Stock options
exercised                     14,616          146            6,354              ---             6,500

Net stock issued
under cashless
transaction                  143,062        1,431           (1,431)             ---               ---

Net income                       ---          ---              ---             5,229            5,229
                          ----------   ----------       ----------       ----------        ----------

Balance 9/30/99            5,859,449      $58,595       $2,631,762      ($1,976,386)         $713,971
                          ==========   ==========       ==========       ==========        ==========


The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                     Years Ended September 30, 1999 and 1998

                                                                 1999             1998
                                                                 ----             ----
Cash flows from operating activity:
     Net income                                                  $5,229         $144,415
     Adjustments to reconcile net income to net cash
     from operating activity:
         Depreciation and amortization                           33,513           27,253
         Provision for deferred tax benefit                         ---         (100,000)
         Amortization of covenant not to compete                 37,944           37,943
         Inventory valuation reserve                             12,000          (10,000)
         Stock issued in lieu of board fees                       4,000            5,000
         Provision for bad debts                                    ---          (10,000)
         (Increase) decrease in:
          Accounts receivable                                   342,748         (181,816)
          Inventories                                           (99,642)          23,771
          Prepaid expenses                                       (3,200)            (214)
         Increase (decrease) in:
          Accounts payable                                     (107,579)         114,198
          Customer deposits                                      21,077          (22,221)
          Accrued expenses                                      (10,460)         (58,908)
                                                              ---------         --------
     Net cash flows from operating activities                   235,630          (30,579)
                                                              ---------         --------

Cash flows from investing activities:
     Investment in other intangible assets                          ---          (51,398)
     Capital expenditures                                        (5,411)         (12,666)
                                                              ---------         --------

     Net cash flows from investing activities                    (5,411)         (64,064)
                                                              ---------         --------

Cash flows from financing activities:
     Net borrowing under line-of-credit agreement               (35,884)          35,884
     Exercise of stock options6,500                               4,530
     Principal payments on debt                                 (13,853)         (12,219)
     Principal payments on covenant not to compete              (25,180)         (32,649)
                                                              ---------         --------

     Net cash flows from financing activities                   (68,417)          (4,454)
                                                              ---------         --------

Increase (decrease) in cash                                     161,802          (99,097)
Cash  - beginning of year                                        20,100          119,197
                                                              ---------         --------

Cash - end of period                                           $181,902          $20,100
                                                              =========         ========

   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Ballistic Recovery Systems, Inc. (the "Company") designs, manufactures and distributes ballistically deployed emergency parachute systems used on recreational aircraft and certain models of general aviation aircraft. The Company has also been successful in its efforts to receive outside funding to expand its research and development activities through research grants and contract R&D services. The Company has completed development of an emergency recovery system for a four-place general aviation aircraft. This aircraft was certified by the Federal Aviation Administration (FAA) in October 1998 and features the Company's parachute as standard equipment. Production of the aircraft is underway and the Company began delivering the first parachute systems to the customer during fiscal year 1999. Other research and development contracts that were completed during fiscal year 1999 as well as newly proposed development projects also have the potential to produce future business for the Company. The Company's products are sold both domestically and internationally.

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

     CASH CONCENTRATIONS

     Bank balances periodically exceeded federally insured levels during 1999 and 1998.

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

     Two customers account for 80% of accounts receivable at September 30, 1999.

     INVENTORIES

     Inventories are recorded at the lower of cost (determined on a first-in basis) or market. The estimated loss that management believes is probable is included in the inventory valuation allowance. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     EARNINGS PER SHARE

     The company has implemented SFAS 128: Earnings Per Share. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period.

                                       Shares            Days                     Weighted
         Dates Outstanding          Outstanding       Outstanding               Average Shares
         -----------------          -----------       -----------               --------------

         10/1/98 to 9/30/99           5,696,927           365                     5,696,927
         1/2/99 to 9/30/99                4,616           210                         2,656
         6/1/99 to 9/30/99               10,000           121                         3,315
         7/20/99 to 9/30/99             143,062            72                        28,220
         9/30/99                          4,844             1                            13
                                                                                -----------

         Weighted-Average Shares for basic EPS                                    5,731,131

         Incremental shares from assumed exercise of options                        326,602
                                                                                -----------

         Adjusted Weighted-Average Shares for diluted EPS                         6,057,733
                                                                                ===========

         Income available to common shareholders                                     $5,229
                                                                                ===========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES

     Timing differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; and accrued expenses not currently deductible. Beginning in fiscal year 1997 and continuing to the present, a deferred tax asset, net of a valuation reserve, is reflected for future benefit of the Company's net operating loss carry forwards and net timing differences.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred.

     ADVERTISING EXPENSES

     Non direct response advertising expenses are recognized in the period incurred. Non direct response advertising expenses totaled $30,642 in 1999 and $29,796 in 1998.

     At the end of fiscal year 1999 the Company commenced a direct response advertising effort to receive funding for the development of a parachute system for the Cessna 172 aircraft. Costs of this direct response advertising of $4,523 were capitalized in fiscal year 1999. These capitalized costs will be matched with the expected revenue stream in fiscal year 2000 over a period currently estimated at six to twelve months.

2. NEW PRODUCT DEVELOPMENT, RESEARCH AND DEVELOPMENT FUNDING AND INCOME RECOGNITION

     During fiscal year 1999, the Company began delivery of systems for a newly certified aircraft known as the Cirrus Design SR20 (SR20). The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company's parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft.

     Under terms of the original agreement, $352,181 was reflected as an offset to research and development expenses and is netted in the expense for 1998. No offset was recorded during fiscal year 1999. All amounts due to the Company had been paid by the end of fiscal year 1999.

     The Company completed a project through the Small Business Innovation Research grant (SBIR) program administered by NASA. The purpose of the grant was to perform research on low-cost, lightweight aircraft emergency recovery systems. The Company received initial funding during its fiscal year 1995 through a Phase I grant, and received subsequent funding through a Phase II grant beginning in fiscal year 1996. The Phase II grant, which began in March 1996, was for a maximum of $582,000 and was completed during the Company's fiscal year 1999. The purpose of the grant was not only to provide research in areas of interest to NASA, but also to develop products that can be commercialized by the small business entity. The Company hopes that the research will lead to products that have both military and civilian applications complimenting or enhancing the Company's current product line.

     For the years ended September 30, 1999 and 1998, the Company recognized $84,997 and $254,032, respectively, as an offset to research and development expenditures for work performed on the Phase II project. All amounts due under this contract were paid by the end of fiscal year 1999.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

2. NEW PRODUCT DEVELOPMENT, RESEARCH AND DEVELOPMENT FUNDING AND INCOME RECOGNITION (CONTINUED)

     Also during fiscal year 1999, the Company completed work under a development contract for a recovery system for a prototype-unmanned aircraft being developed by a government contractor. The contract that began in 1996 was for a maximum amount of $150,000, and called for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models. $4,704 and $39,807, respectively, has been recognized as an expense offset under this purchase order as of September 30, 1999 and 1998.

     At the end of fiscal year 1999, the Company began efforts to generate interest in a recovery system for the certified Cessna 172 aircraft. The Company began a marketing and media campaign designed to solicit purchase commitments from owners of Cessna 172 aircraft which would in turn provide partial or complete funding for the development and certification of the system. To date, the Company has received three signed purchase commitments and requests for contracts from 50 additional prospects. The Company plans to continue its efforts during fiscal year 2000 and assess the viability of such development during that year.

3.   PURCHASE AND SUPPLY AGREEMENT

     On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus Design Corporation (Cirrus), the manufactured of the SR20 aircraft that utilizes the Company's parachute system as standard equipment. Under the Agreement, Cirrus has been issued four warrants to acquire an aggregate of up to 1.4 million shares of restricted Company stock. In order to execute the warrants, Cirrus must meet certain purchase levels of the Company's emergency parachute systems for the SR20 aircraft over the subsequent five years. The purchase levels that must be achieved along with the corresponding number of shares under each warrant and warrant strike price are as follows:

                                                              Exercise Price per
         Warr #      Exercise Period      Warrant Shares        Warrant Share         Purchase Commitment
         ------      ---------------      --------------        -------------         --------------------
           1       01-2002 to 02-2003          250,000                $1.00         250 units in calendar 2002
           2       01-2003 to 02-2004          250,000                $1.00         400 units in calendar 2003
           3       01-2003 to 02-2004          250,000                $1.25         400 units in calendar 2003
           4       01-2004 to 02-2005          650,000                $1.25         500 units in calendar 2004

     If the minimum purchase levels are met, then Cirrus has the right to exercise the warrant during the exercise period for the stated exercise price. In the event that Cirrus does not meet the minimum purchase levels, Cirrus will forfeit the right to exercise the corresponding warrant.

     If Cirrus fulfills their purchase commitments and exercises their warrants, the impact on equity may be as follows (Assumes equity contributions based on the exercise of all warrants near the end of the exercise period):

           Fiscal Year                 Equity Contribution
           -----------                 -------------------
               2003                      $250,000
               2004                       562,500
               2005                       812,500
                                       ----------
               Total                   $1,625,000
                                       ==========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

4.   COVENANT NOT TO COMPETE

     On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second
     Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, andSCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.

     In exchange for the above the Company agreed to make payments on the covenant not to compete. The agreement did not involve a stock or asset purchase. In addition, the Company did not agree to assume any liabilities of SCI or its president. The payments required under this agreement contain a non-interest-bearing portion and a portion that bears interest at a rate below the Company's incremental borrowing rate. Under generally accepted accounting principles the future payments have been discounted at the Company's incremental borrowing rate of 11.0% resulting in a resulting in a present dollar valuation of $379,438 on the $584,362 future dollar valuation. The carrying amount of this debt approximates fair value because the interest rate approximates the Company's incremental borrowing rate.

     The non interest bearing note called for monthly payments of $1,500 for forty-six months (February 1996 to November 1999). However, the Company negotiated a discount on this note and accelerated payments that were completed in December 1997. The 4% ten year note calls for monthly payments of $4,036 (November 1995 to October 2005). Payments under this agreement are unsecured.

     The present value of the Company's obligation under this agreement was recorded as an intangible asset and is being amortized over ten years as shown in the accompanying financial statements.

     Future payments under this agreement are as follows:

                                           Future      Present
                                          Dollars      Dollars
                                          -------      -------
         2000                              48,436       26,176
         2001                              48,436       29,204
         2002                              48,436       32,583
         2003                              48,436       36,354
         2004                              48,436       40,561
         Thereafter                         7,722       49,255
                                         --------     --------
                                         $249,902     $214,133
                                         --------     --------
                                         --------     --------


     The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten-year life and vests 20% per year over five years.

5.   LONG-TERM DEBT

     On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility that the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate, which was 8.25% at the time of signing. The index rate was 7.75% as of September 30, 1999, which computes to a total interest rate of 9.75%. The note has scheduled payments over a sixty-month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision, which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note. The balance on the loan at September 30, 1999 was $34,630. The carrying amount of this debt approximates fair value because the interest rate changes with market rates. This loan is secured by all of the Company's assets.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

5.   LONG-TERM DEBT (CONTINUED)

     Future maturities on long-term debt at September 30, 1999 are as follows:

     2000      $15,312
     2001       16,873
     2002        2,445
               -------

               $34,630
               =======

6.   OTHER FINANCIAL INFORMATION

     INVENTORIES

     Inventories consisted of the following at September 30, 1999 and 1998:

                                           1999         1998
                                           ----         ----
     Raw materials                       $230,455     $181,997
     Work in process                       88,837       43,851
     Finished goods                        21,063       26,865
                                         --------       ------
         Total Inventories               $340,355     $252,713
                                         ========     ========


     DEPRECIATION EXPENSE

     Depreciation expense totaled $22,547 in 1999 and $21,427 in 1998.

     LONG-LIVED ASSETS

     In accordance with SFAS 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. To date, management has determined that no impairment of long-lived assets exists.

     MAJOR CUSTOMERS

     During the fiscal years ended September 30, 1999 and 1998, the Company was not dependent on any single customer that accounted for more that 10% of its sales. The Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

6.   OTHER FINANCIAL INFORMATION (CONTINUED)

     EXPORT SALES

     The Company's international sales are made through independent representatives in various foreign countries. International sales as a percentage of total sales were 24% in 1999 and 32% in 1998.

     MAJOR SUPPLIERS

     During the fiscal years ended September 30, 1999 and 1998, the Company purchased its parachutes from a certain key vendor. During fiscal year 1998, the Company designed, tested and began manufacturing its own ballistic devices. The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company's needs.

     RELATED PARTY

     The Company contracts with an officer/shareholder of the Company to coordinate its advertising. Total advertising expenses were $30,642 and $29,796 for 1999 and 1998, respectively. The advertising rates charged are at or below current market rates. The Company owed this related party $53,696 as of September 30, 1999 and $47,363 as of September 30, 1998.

7.   LINE-OF CREDIT BORROWINGS

     Beginning February 24, 1998, the Company was operating under a $150,000 line-of-credit for use in operations. The line-of-credit was established on an annual renewal basis and is secured by all of the Company's assets. The latest line-of-credit expires February 28, 2000. The line calls for a variable interest rate of 2% over the bank's index rate. At September 30, 1999, there was no outstanding balance under the line, which carried an interest rate of 9.75%. The previous line-of-credit was for $35,000 and was in place for the first portion of fiscal year 1998. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

8.   INCOME TAXES

     Income taxes consisted of the following at September 30:

                                                   1999               1998
                                                 -------            -------
           Current:
          Federal                                   $ -                $ -
          State                                       -                  -
          State minimum fee                        (300)              (300)
                                                 ------           --------
                                                   (300)              (300)
                                                 ------           --------
           Deferred:
          Federal                                     -             75,000
          State                                       -             25,300
                                                 ------           --------
                                                      -            100,300
                                                 ------           --------

           Income tax benefit (expense)          $ (300)          $100,000
                                                 ======           ========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

8.   INCOME TAXES (CONTINUED)

     The reconciliation between expected federal income tax rates is as follows:

                                                   1999                           1998
                                                   ----                           ----
                                         Amount           Percent       Amount           Percent
                                         ------           -------       ------           -------

         Expected federal tax            $(1,800)         (34.0%)     $ (15,200)         (34.0%)
         Surtax exemption                    800           15.3           8,400           18.9
         State income tax, net
           of federal tax
           benefit                          (300)          (5.7)         (2,900)          (6.5)
         Valuation and utilization
           of net operating loss
           carryforwards                   1,300           24.4         109,900          247.5
         State minimum fee                  (300)          (5.7)           (300)          (0.7)
                                       ---------      ---------       ---------      ---------

                                          $ (300)          (5.7)%     $ 100,000          225.2%
                                       =========      =========       =========      =========

         Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

                                                          1999              1998
                                                          ----              ----
          Deferred tax assets:

            Allowance for doubtful accounts           $  1,000       $    1,000
            Inventory valuation allowance               21,000           16,000
            Section 263A adjustment                     12,000            9,300
            Depreciation of leaseholds                  (4,000)           2,700
            Vacation accrual                             5,400            6,600
            Other accruals                               2,600            6,800
            Net operating loss carryforward            942,000          962,000
                                                    ----------        ----------

         Gross deferred tax asset                      980,000        1,004,400
         Valuation allowance                          (680,000)        (704,400)
                                                    ----------       ----------

         Net deferred tax asset                        300,000          300,000
         Deferred tax liability                              -                -
                                                    ----------       ----------
         Net deferred tax asset (liability)           $300,000        $ 300,000
                                                    ==========       ==========

         Current deferred tax asset                   $ 25,000        $  25,000
         Long-term deferred tax asset                  275,000          275,000
                                                    ----------       ----------

                                                      $300,000        $ 300,000
                                                      ==========     ==========

         During 1998 the Company reduced the valuation allowance relating to the deferred tax assets to reflect current and projected utilization. The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain timing differences.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

8.   INCOME TAXES (CONTINUED)

         The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $300,000 of deferred tax assets will be utilized. The remaining valuation allowance of $680,000 at September 30, 1999 is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.

         At September 30, 1999, the Company has carryforwards available to offset future taxable income as follows:

                                Federal                        State
                                -------                        -----
                      Regular NOL      AMT NOL            NOL       R&D Credit
                      -----------      -------            ---       ----------

          2002        $        -      $        -     $        -     $    4,000
          2003           111,000         150,000              -          4,000
          2004           519,000         512,000              -          5,000
          2005           713,000         706,000              -              -
          2006           132,000         126,000              -              -
          2007           113,000         107,000         12,000              -
          2008           457,000         450,000         97,000              -
          2009           181,000         175,000        182,000              -
          2013             9,000           7,000          8,000              -
                      ----------      ----------     ----------     ----------
                      $2,235,000      $2,234,000     $  299,000     $   13,000
                      ==========      ==========     ==========     ==========

9.   COMMON STOCK

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

     The Company has also issued options under a stock option plan for non-employee directors. The plan was approved by shareholders in 1990 and shares were issued under the plan through 1997. Following the 1997 annual shareholder meeting, there were no shares remaining under this plan.

     In addition to options issued pursuant to the above-described plans, the Company has issued options to various directors, officers, employees and others on a discretionary basis.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

9.   COMMON STOCK (CONTINUED)

     STOCK OPTIONS (CONTINUED)

     Transactions during 1999 and 1998, for the plans and other issuances above were as follows:

                                         Number        Option Price
                                        of Shares      Range Per Share
                                        ---------      ---------------

Balance at September 30, 1997           2,172,518      $0.25 to $0.8125

Granted                                   162,760      $0.4375 to $0.75
Exercised                                 (21,500)     $0.25 to $0.453
Converted to stock under cashless
  transaction                          (1,614,416)     $0.25 to $0.8125
                                       -----------

Balance at September 30, 1998             699,362      $0.25 to $0.75

Granted                                    60,000      $           0.50
Exercised                                 (14,616)     $0.25 to $0.56
Converted to stock under cashless
  transaction                            (190,134)     $0.25 to $0.75
                                       -----------

Balance at September 30, 1999             554,612      $0.25 to $0.75
                                       ===========


At September 30, 1999:
    Options vested and exercisable        454,612
    Shares available for options              -0-

10.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases its production facility on an airport in South St. Paul, Minnesota. Total rental expense for operating leases during 1999 and 1998 was $32,307 and $28,830, respectively.

     Future minimum lease payments required on non-cancelable operating leases at September 30, 1999 are as follows:

     2000           $ 33,396
     2001             33,396
     2002             33,396
     2003              8,349
                    --------
                    $108,537
                    ========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

11. SUPPLEMENTAL CASH FLOW INFORMATION

                                             1999         1998
                                             ----         ----
     Cash paid for:
     Interest                             $42,158      $40,439
     Income taxes                             325        1,830


     Summary of non cash activity:

     - Common stock was issued in lieu of director's fees of $4,000 and $5,000, for 1999 and 1998, respectively.

     - Options to acquire 190,134 and 1,614,416 shares of the Company's common stock were converted into 143,063 and 1,210,717 shares of the Company's common stock in a cashless transaction on July 20, 1999 and August 5, 1998, respectively.

     - Stock options for common stock were exercised in lieu of director's fees of $1,500 for 1999.

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

                                    10.1             Purchase and Supply
                                                     Agreement dated September
                                                     17, 1999 between the
                                                     Company and Cirrus Design
                                                     Corporation appears as
                                                     exhibit 10.1 to the
                                                     Company's Report on Form
                                                     8-K filed September 20,
                                                     1999 and is incorporated
                                                     herein by reference.

                  Page              Exhibit
                  Number            Number           Description
                  ------            ------           -----------

                                    10.2             Covenant not to Compete
                                                     Agreement dated October 26,
                                                     1995 between the Company
                                                     and the President and
                                                     majority shareholder of
                                                     Second Chantz Aerial
                                                     Survival Equipment, Inc.
                                                     appears as Exhibit 10.1 to
                                                     the Company's Report on
                                                     Form 10-KSB for the fiscal
                                                     year ended September 30,
                                                     1995 and is incorporated
                                                     herein by reference.

                                    10.3             Non-qualified Stock Option
                                                     Plan appears as Exhibit
                                                     10-1 to Amendment No. 1 to
                                                     the Form S-1 and is
                                                     incorporated herein by
                                                     reference.

                                    10.4             Stock Option Plan for
                                                     Non-employee Directors
                                                     dated February 12, 1990
                                                     appears as Exhibit 10.5 to
                                                     the 1989 10-K and is
                                                     incorporated herein by
                                                     reference.

                                    27               Financial Data Schedule for
                                                     the 1999 10KSB is
                                                     incorporated herein by
                                                     reference.

(b) The Company filed one Current Report on Form 8-K during the fourth quarter ended September 30, 1999 and is referenced as exhibit 10-1 above.

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

Signature                                 Title               Date
---------                                 -----               ----

 /s/ Darrel D. Brandt                   Director              December 14, 1999
-----------------------
Darrel D. Brandt

 /s/ Boris Popov                        Director              December 14, 1999
-----------------------
Boris Popov

 /s/ Robert L. Nelson                   Director              December 14, 1999
-----------------------
Robert L. Nelson

 /s/ Thomas H. Adams                    Director              December 14, 1999
-----------------------
Thomas H. Adams

/s/ Mark B. Thomas                      Director              December 14, 1999
-----------------------
Mark B. Thomas