Form 10QSB
period 1999-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2000-02-14
CIK 801907

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the quarterly period ended DECEMBER 31, 1999

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

Yes    X       No
   --------       -------

Number of shares outstanding as of February 11,2000:  5,902,464
                                                    --------------

                                      INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).                              Page
                                                                        -----
         Balance sheets as of December 31, 1999 and September
         30, 1999.                                                         3

         Statements of operations for the three months ended
         December 31, 1999 and 1998.                                       4

         Statements of cash flow for the three months ended
         December 31, 1999 and 1998.                                       5

         Notes to financial statements at December 31, 1999.               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                13

Item 6.  Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                13

           PART I FINANCIAL INFORMATION - Item I. Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     December 30,     September 30,
                            ASSETS                                                       1999              1999
                                                                                         ----              ----
Current assets:
     Cash                                                                            $   140,557         $   181,902
     Accounts receivable - net of allowance for doubtful
         accounts of $2,500 and $2,500, respectively                                      30,113              59,074
     Inventories                                                                         344,934             340,355
     Deferred tax asset - current portion                                                 25,000              25,000
     Prepaid expenses                                                                     11,961               6,398
                                                                                     -----------         -----------
         Total current assets                                                            552,565             612,729
                                                                                     -----------         -----------

Furniture, fixtures and leasehold improvements                                           168,782             165,550
     Less accumulated depreciation                                                      (109,449)           (104,158)
                                                                                     -----------         -----------
         Furniture, fixtures and leasehold improvements - net                             59,333              61,392
                                                                                     -----------         -----------

Other assets:
     Patents less accumulated amortization of
         $8,782 and $8,611, respectively                                                   2,882               3,054
     Deferred tax asset - long-term portion                                              275,000             275,000
     Other intangible assets less accumulated amortization
            of $15,419 and $15,419, respectively                                          35,978              35,978
     Covenant not to compete less accumulated
         amortization of $158,099 and $148,613, respectively                             221,339             230,825
                                                                                     -----------         -----------
         Total other assets                                                              535,199             544,857
                                                                                     -----------         -----------

Total assets                                                                         $ 1,147,097         $ 1,218,978
                                                                                     ===========         ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                $    44,455         $    58,580
     Customer deposits                                                                    77,641              94,257
     Accrued payroll                                                                      29,798              35,958
     Other accrued liabilities                                                            50,372              67,450
     Current portion of bank note                                                         15,688              15,312
     Current portion of covenant not to compete                                           26,902              26,175
                                                                                     -----------         -----------
         Current liabilities                                                             244,856             297,732
                                                                                     -----------         -----------

Long-term bank note and covenant, less current portions                                  196,205             207,275
                                                                                     -----------         -----------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized; 5,902,464 and
         5,859,449 shares, respectively, issued
         and outstanding)                                                                 58,845              58,595
     Additional paid-in capital                                                        2,642,449           2,631,762
     Accumulated deficit                                                              (1,995,258)         (1,976,386)
                                                                                     -----------         -----------
         Total shareholders' equity                                                      706,036             713,971
                                                                                     -----------         -----------

Total liabilities and shareholders' equity                                           $ 1,147,097         $ 1,218,978
                                                                                     ===========         ===========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended December 30, 1999 and 1998
                                   (UNAUDITED)


                                                               1999               1998
                                                               ----               ----
Sales                                                     $   459,616         $   313,514
Cost of sales                                                 307,666             218,933
                                                          -----------         -----------

Gross profit                                                  151,950              94,581

Selling, general and administrative                           106,509             123,578
Research and development, net                                  35,714              42,457
                                                          -----------         -----------

Income (loss) from operations                                   9,727             (71,454)

Other income (expense):
     Other expense                                            (10,124)                ---
     Interest expense                                          (8,989)            (13,875)
     Covenant not to compete amortization                      (9,486)             (9,486)
                                                          -----------         -----------

Net income (loss)                                         $   (18,872)        $   (94,815)
                                                          ===========         ===========


Basic earnings (loss) per share                           $     (0.00)        $     (0.02)
                                                          ===========         ===========

     Weighted average number of shares outstanding          5,731,131           4,657,469
                                                          ===========         ===========

Diluted earnings (loss) per share                         $     (0.00)        $     (0.02)
                                                          ===========         ===========

     Weighted average number of shares outstanding          6,057,733           4,841,400
                                                          ===========         ===========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                           Increase (Decrease) in Cash
              For the Three Months Ended December 30, 1999 and 1998
                                   (UNAUDITED)

                                                                1999              1998
                                                                ----              ----
Cash flow from operating activity:
     Net income (loss)                                       $(18,872)         $(94,815)
     Adjustments to reconcile net income to net cash
     from operating activity:
         Depreciation and amortization                          5,463             5,583
         Amortization of covenant not to compete                9,486             9,486
         Inventory valuation reserve                            3,000             3,000
         (Increase) decrease in:
             Accounts receivable                               28,961           198,329
             Inventories                                       (7,579)          (47,425)
             Prepaid expenses                                  (5,563)              698
         Increase (decrease) in:
             Accounts payable                                 (14,125)          (43,093)
             Accrued expenses                                 (39,854)            5,525
                                                            ---------         ---------

     Net cash from operating activities                       (39,083)           37,288
                                                            ---------         ---------

Cash flow from investing activities:
     Investment in other intangible assets                        ---            (1,875)
     Capital expenditures                                      (3,232)           (2,163)
                                                            ---------         ---------

     Net cash from investing activities                        (3,232)           (4,038)
                                                            ---------         ---------

Cash flow from financing activities:
     Principal payments on bank note                           (3,690)           (2,765)
     Exercise of stock options                                 10,937                --
     Principal payments on covenant not to compete             (6,277)           (3,710)
                                                            ---------         ---------

     Net cash from financing activities                           970            (6,475)
                                                            ---------         ---------

Increase (decrease) in cash                                   (41,345)           26,775
Cash - beginning of year                                      181,902            20,100
                                                            ---------         ---------

Cash - end of period                                         $140,557           $46,875
                                                            =========         =========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999
                                   (UNAUDITED)

A.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1999.

B.       INVENTORIES

         The components of inventory consist of the following:

                                                  12/31/99                  09/30/99
                                                  --------                  --------
         Raw materials                            $233,555                  $230,455
         Work in process                            90,032                    88,837
         Finished goods                             21,347                    21,063
                                                  --------                  --------
         Total inventories                        $344,934                  $340,355
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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999
                                   (UNAUDITED)

E.       NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION (CONTINUED)

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

F.       PURCHASE AND SUPPLY AGREEMENT

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999
                                   (UNAUDITED)

F.       PURCHASE AND SUPPLY AGREEMENT (CONTINUED)

         If Cirrus fulfills their purchase commitments and exercises their warrants, the impact on equity may be as follows (Assumes equity contributions based on the exercise of all warrants near the end of the exercise period):

           Fiscal Year                 Equity Contribution
           -----------                 -------------------
               2003                         $  250,000
               2004                            562,500
               2005                            812,500
                                            ----------
               Total                        $1,625,000
                                            ==========

G.       COVENANT NOT TO COMPETE

         On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, and SCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.

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

         Future payments under this agreement are as follows:

                                            Future                      Present
                                            Dollars                     Dollars
                                            -------                     --------
           2000                               48,436                      26,176
           2001                               48,436                      29,204
           2002                               48,436                      32,583
           2003                               48,436                      36,354
           2004                               48,436                      40,561
           Thereafter                          7,722                      49,255
                                               -----                      ------
                                            $249,902                    $214,133
                                            ========                    ========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999
                                   (UNAUDITED)

G.       COVENANT NOT TO COMPETE (CONTINUED)

         The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten-year life and vests 20% per year over five years.

H.       LONG-TERM DEBT

         On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility that the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate, which was 8.25% at the time of signing. The index rate was 8.25% as of December 31, 1999, which computes to a total interest rate of 10.25%. The note has scheduled payments over a sixty-month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision, which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note. The carrying amount of this debt approximates fair value because the interest rate changes with market rates. This loan is secured by all of the Company's assets.

I.       LINE OF CREDIT BORROWINGS

         Beginning February 24, 1998, the Company has been operating under a $150,000 line-of-credit for use in operations. The line-of-credit was established on an annual renewal basis and is secured by all of the Company's assets. The latest line-of-credit expires February 28, 2000. The line calls for a variable interest rate of 2% over the bank's index rate. At December 31, 1999, there was no outstanding balance under the line, which carried an interest rate of 10.25%. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

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

         The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $300,000 of deferred tax assets will be utilized. The remaining valuation allowance of $680,000 at December 31, 1999 is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW:

During the prior fiscal year, the Company turned the page of a new chapter in its long history of providing whole aircraft parachute recovery systems. Last year marked the first time that a parachute system was delivered to a customer that will install it as standard equipment on a certified general aviation aircraft. The Cirrus Design SR20 (SR20) is the first in a series of aircraft to be manufactured by Cirrus Design Corporation (Cirrus) that has chosen to offer the Company's product as a standard feature. As of the beginning of February 2000, the customer has firm orders for approximately 500 aircraft that will all include the Company's parachute systems. The customer expects to be able to fill this backlog of orders during the next 24 to 36 months. Future production volumes for the aircraft, and therefore, the Company's parachute systems, will be dictated by ultimate market demands. The Company is currently discussing offering its product to the customer for future models of aircraft that the customer plans to manufacture. The Company believes that this will help to propel it forward into offering its systems to other manufactures and customers in the certified general aviation market.

On March 30, 1999, the Company made its first two scheduled deliveries under the open purchase order with Cirrus. The open purchase order is for the first 100 units to be delivered. To date, the Company has delivered 31 units. These sales accounted for approximately 21% of the Company's total revenues for the current fiscal year quarter. The Company believes that the customer will gradually accelerate its production schedule as indicated in current purchase orders. Although there can be no assurances that the Cirrus aircraft will be successful in its continued market acceptance, the Company expects to make an increasing number of sales to Cirrus as they continue to increase production and fill their increasing backlog of customer orders.

During the prior fiscal year the Company has moved into a period of transition from research and development to production and market development. This has resulted in the Company's shift from its position of being able to sell its research and development capabilities to a need to expend capital and resources to get the developed products and technologies on the market and to look for new applications for those products and technologies. The Company believes that this shift, which has resulted in temporary reduction in operating profits, will result in revenue growth and improved profitability.

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

At the end of July 1999, the Company announced a program that is intended to lead to the introduction of a parachute recovery system for the Cessna 172 aircraft. The Cessna 172 is one of the most popular general aviation aircraft with approximately 36,000 planes manufactured. Twenty-eight thousand Cessna 172's are estimated to be in active service in the United States at this time. Under the program, the Company is asking 172 owners to make deposits towards the purchase of a recovery system. Once a certain number of owners have made their deposits, the Company will begin the certification process with the FAA. Once certified, the Company will begin manufacturing and delivery of units to the owners that have placed deposits. The Company expects to be successful in its solicitation efforts, but no assurances can be made of its success or the long-term financial benefits to the Company. As of the beginning of February 2000, the Company has received signed contracts with deposits from three owners of 172 aircraft as well as contract requests from 50 additional prospects.

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

RESULTS OF OPERATIONS:

SALES

Sales for the current fiscal year quarter were ahead of the prior year quarter by approximately 47%. Approximately two-thirds of the increase is a result of deliveries for the Cirrus Design SR20. The remainder of the increase is a result of a stronger domestic recreational aircraft market and the start of improved sales in the international recreational aircraft market. The Company has expanded its efforts to improve international business in the recreational aircraft market, but there can be no assurances that these efforts will produce increased sales for the Company.

Sales in the recreational aircraft market for fiscal year 2000 are expected to be even or slightly higher than the prior fiscal year as a result of the Company's efforts to improve international business and the improvement in domestic aircraft sales. In addition to recreational market sales, it is expected that the Company will continue delivery of systems for the newly certified Cirrus Design SR20 aircraft. The Company made its first two scheduled deliveries on March 30, 1999 with a total of 31units delivered to date. These deliveries were under an open purchase order for the first 100 units. The remainder of these first 100 units is expected to be delivered by the end of the Company's current fiscal year. However, volume projections and timing of those volumes is uncertain at this time. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

GROSS MARGIN

The gross margin for the current fiscal year was better than that of the previous fiscal year by approximately 3%. The Company has made a concerted effort to hold and improve the gross margin despite material cost increases. No assurances can be made that this effort will result in steady or improving gross margins into the future or if gross margins will decrease in the future.

OPERATING EXPENSES:

Selling, general and administrative costs have been reduced slightly in actual dollars with that of the prior fiscal year and decreased as a percent of sales by 16.2%. Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales. In addition, the Company will be adding additional administrative support as sales volumes increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS)

The net loss for the current fiscal years was reduced by 80% from 30% of sales in the prior year to 4% of sales in the current year. This improvement was a result of the combination of expanded sales, improved gross margins and cost containment of operating expenses. Income for the remainder of the fiscal year is expected to increase as a result of increased sales in both the certified and non-certified markets. As the Company expands into different aircraft markets and expands its product applications, market conditions will determine ultimate sales levels and profitability.

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

With the receipt of certification on October 23, 1998, the Cirrus Design SR20 aircraft became the first FAA certified aircraft to offer one of the Company's parachute systems as standard equipment. Production of the aircraft is currently underway and the first two end-customer aircraft were delivered in July 1999. The Company made its first two scheduled deliveries of parachute systems on March 30, 1999 with a total of 31 units delivered to date. The Company is currently building parachute systems under an open 100-unit purchase order, which is expected to be filled by the end of the current fiscal year. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

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

The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements. Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects, anticipated Cirrus delivery schedules, other business development activities as well as other capital spending, financial sources and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the elimination of funding for new research and development projects, the decline in unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company was named in a lawsuit based on a claim from a former supplier of the Company. The Company has made a counter claim against the vendor for damages sustained by the Company. Although there can be no assurances, the Company believes that the counter claim is valid and the potential for future liability in this matter is not material to the Company's financial position.

Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended December 31, 1999.

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

Dated February 11, 2000