Form 10QSB
period 2000-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2000-05-12
CIK 801907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   X      Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
--------  Act of 1934 (No Fee Required)

          For the quarterly period ended March 31, 2000

          Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from            to
                                       ------------  ------------

         Commission file number      0-15318
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

                                 (651) 457-7491
                 ----------------------------------------------
                 Issuer's Telephone Number Including Area Code)

 -------------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
  Report)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----    -----

Number of shares outstanding as of May 10, 2000:  5,902,464
                                                -------------

                                      INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.



PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited).                                   PAGE

         Balance sheets as of March 31, 2000 and September
         30, 1999.                                                              3

         Statements of operations for the three months and six
         months ended March 31, 2000 and 1999.                                  4

         Statements of cash flow for the six months ended
         March 31, 2000 and 1999.                                               5

         Notes to financial statements at March 31, 2000.                       6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                  10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                     13

Item 6.  Exhibits and Reports on Form 8-K                                      13


SIGNATURES                                                                     14


           PART I FINANCIAL INFORMATION - Item I. Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                            March 31,      September 30,
                            ASSETS                                            2000            1999
                                                                              ----            ----

Current assets:
     Cash                                                                       $250         $181,902
     Accounts receivable - net of allowance for doubtful
         accounts of $2,500 and $2,500, respectively                          30,930           59,074
     Inventories                                                             494,040          340,355
     Deferred tax asset - current portion                                     25,000           25,000
     Prepaid expenses                                                         12,398            6,398
                                                                         -----------      -----------
         Total current assets                                                562,618          612,729
                                                                         -----------      -----------

Furniture, fixtures and leasehold improvements                               172,737          165,550
     Less accumulated depreciation                                         (114,740)        (104,158)
                                                                         -----------      -----------
         Furniture, fixtures and leasehold improvements - net                 57,997           61,392
                                                                        ------------      -----------

Other assets:
     Patents less accumulated amortization of
         $8,954 and $8,611, respectively                                       2,711            3,054
     Deferred tax asset - long-term portion                                  275,000          275,000
     Other intangible assets less accumulated amortization
            of  $20,559 and $15,419, respectively                             30,838           35,978
     Covenant not to compete less accumulated
         amortization of $167,585 and $148,613, respectively                 211,853          230,825
                                                                         -----------      -----------
         Total other assets                                                  520,402          544,857
                                                                         -----------      -----------

Total assets                                                              $1,141,017       $1,218,978
                                                                         ===========      ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $98,746          $58,580
     Customer deposits                                                        67,142           94,257
     Accrued payroll                                                          32,084           35,958
     Other accrued liabilities                                                44,809           67,450
     Current portion of bank note                                             16,074           15,312
     Current portion of covenant not to compete                               27,648           26,175
                                                                         -----------      -----------
         Current liabilities                                                 286,503          297,732
                                                                         -----------      -----------

Long-term bank note and covenant , less current portions                     183,394          207,275
                                                                         -----------     ------------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized;
         5,902,464 and 5,859,449 shares, respectively, issued
         and outstanding)                                                     58,845           58,595
     Additional paid-in capital                                            2,642,449        2,631,762
     Accumulated deficit                                                  (2,030,174)      (1,976,386)
                                                                         -----------      -----------
         Total shareholders' equity                                          671,120          713,971
                                                                         -----------      -----------
Total liabilities and shareholders' equity                                $1,141,017       $1,218,978


                                         See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended March 31, 2000 and 1999
                                   (UNAUDITED)




                                                          Three Months Ended          Six Months Ended
                                                                March 31,                 March 31,
                                                            2000          1999         2000         1999
                                                            ----          ----         ----         ----
Sales                                                     $531,586      $392,399     $991,202     $705,913
Cost of sales                                              347,670       253,761      655,336      472,694
                                                        ----------     ---------   ----------   ----------

Gross profit                                               183,916       138,638      335,866      233,219

Selling, general and administrative                        146,603       122,160      253,112      245,738
Research and development                                    44,214       (3,047)       79,928       39,410
                                                       -----------    ----------  ----------- ------------

Income from operations                                     (6,901)        19,525        2,826     (51,929)

Other income (expense):
     Interest expense                                      (7,056)      (14,420)     (16,045)     (28,295)
     Covenant amortization                                 (9,486)      (9,486)      (18,972)    (18,972)
     Other income (expense)                               (11,473)       (3,916)     (21,597)      (3,916)
                                                      ------------   -----------   -----------------------
Net income (loss)                                        ($34,916)      ($8,297)    ($53,788)   ($103,112)
                                                       ===========    ==========    =========   ==========



Primary earnings per share                                 ($0.01)       ($0.00)      ($0.01)      ($0.02)
                                                      ============   =========== ============ ============

Weighted average number of shares
     outstanding                                         5,902,464     4,657,469    5,902,464    4,657,469
                                                         =========     =========    =========    =========


Fully diluted earnings per share                           ($0.01)       ($0.00)      ($0.01)      ($0.02)
                                                      ============   =========== ============ ============

Weighted average number of shares
     outstanding                                         6,229,066     4,841,400    6,229,066    4,841,400
                                                         =========     =========    =========    =========


                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                           Increase (Decrease) in Cash
                For the Six Months Ended March 31, 2000 and 1999
                                   (UNAUDITED)



                                                                              2000             1999
                                                                              ----             ----

Cash flow from operating activity:
     Net income (loss)                                                      ($53,788)       ($103,112)
     Adjustments to reconcile net income to net cash
     from operating activity:
         Depreciation and amortization                                        16,065           11,165
         Amortization of covenant not to compete                              18,972           18,972
         Inventory valuation reserve                                           6,000            6,000
         (Increase) decrease in:
             Accounts receivable                                              28,144          205,777
             Inventories                                                    (159,685)         (84,874)
             Prepaid expenses                                                 (6,000)            (303)
         Increase (decrease) in:
             Accounts payable                                                 40,166          (46,706)
             Accrued expenses                                                (53,630)          67,480
                                                                              ------           ------

     Net cash from operating activities                                     (163,756)          74,399
                                                                            --------          -------

Cash flow from investing activities:
     Investment in other intangible assets                                      ---            (1,875)
     Capital expenditures                                                    (7,187)           (2,163)
                                                                            --------           ------

     Net cash from investing activities                                      (7,187)           (4,038)
                                                                              -----             -----

Cash flow from financing activities:
     Net borrowings under line-of-credit agreement                              ---             2,952
     Principal payments on bank note                                         (8,916)           (5,528)
     Exercise of stock options                                               10,937               ---
     Principal payments on covenant not to compete                          (12,730)           (7,418)
                                                                            -------             -----

     Net cash from financing activities                                     (10,709)           (9,994)
                                                                             ------             -----

Increase (decrease) in cash                                                (181,652)           60,367
Cash  - beginning of year                                                   181,902            20,100
                                                                            -------            ------

Cash - end of period                                                            $250          $80,467
                                                                            ========          =======


                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)

A.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1999.

B.   INVENTORIES

     The components of inventory consist of the following:



                                              03/31/00                  09/30/99
                                              --------                  --------
     Raw materials                            $334,515                  $230,455
     Work in process                           128,951                    88,837
     Finished goods                             30,574                    21,063
                                            ----------                ----------
     Total inventories                        $494,040                  $340,355
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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)

E.   NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION (CONTINUED)

     The Company completed a project through the Small Business Innovation Research grant (SBIR) program administered by NASA. The purpose of the grant was to perform research on low-cost, lightweight aircraft emergency recovery systems. The Company received initial funding during its fiscal year 1995 through a Phase I grant, and received subsequent funding through a Phase II grant beginning in fiscal year 1996. The Phase II grant, which began in March 1996, was for a maximum of $582,000 and was completed during the Company's fiscal year 1999. The purpose of the grant was not only to provide research in areas of interest to NASA, but also to develop products that can be commercialized by the small business entity. The Company hopes that the research will lead to products that have both military and civilian applications complimenting or enhancing the Company's current product line. The Company received preliminary approval of its patent application in February 2000 for technology developed under the contract. Final patent grant is expected by the end of the Company's current fiscal year.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)

F.   PURCHASE AND SUPPLY AGREEMENT (CONTINUED)

     If Cirrus fulfills their purchase commitments and exercises their warrants, the impact on equity may be as follows (Assumes equity contributions based on the exercise of all warrants near the end of the exercise period):



           FISCAL YEAR                 EQUITY CONTRIBUTION
               2003                       $    250,000
               2004                            562,500
               2005                            812,500
               Total                        $1,625,000


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
                                            ========                    ========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)

G.   COVENANT NOT TO COMPETE (CONTINUED)

     The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten-year life and vests 20% per year over five years.

H.   LONG-TERM DEBT

     On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility that the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate, which was 8.25% at the time of signing. The index rate was 8.25% as of March 31, 2000, which computes to a total interest rate of 10.25%. The note has scheduled payments over a sixty-month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision, which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note. The carrying amount of this debt approximates fair value because the interest rate changes with market rates. This loan is secured by all of the Company's assets.

I.   LINE OF CREDIT BORROWINGS

     Beginning February 28, 2000, the Company has been operating under a $250,000 line-of-credit for use in operations. The line-of-credit is established on an annual renewal basis and is secured by all of the Company's assets. The line calls for a variable interest rate of 2% over the bank's index rate. At March 31, 2000, there was no outstanding balance under the line, which carried an interest rate of 10.25%. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

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

     The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $300,000 of deferred tax assets will be utilized. The remaining valuation allowance of $680,000 at March 31, 2000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW:

The Company's prior fiscal year marked the first time that a parachute system was delivered to a customer that will install it as standard equipment on a certified general aviation aircraft. The Cirrus Design SR20 (SR20) is the first in a series of aircraft to be manufactured by Cirrus Design Corporation (Cirrus) that has chosen to offer the Company's product as a standard feature. As of the beginning of May 2000, the customer has firm orders for approximately 575 aircraft that will all include the Company's parachute systems. The customer expects to be able to fill this backlog of orders during the next 24 months. Future production volumes for the aircraft, and therefore, the Company's parachute systems, will be dictated by ultimate market demands. The Company expects to offer its product to the customer for future models of aircraft that the customer plans to manufacture. The Company is currently testing a parachute system for the next aircraft model for the customer. The next model of aircraft is expected to be certified during the Company's fiscal year 2001. The Company believes that this will help to propel it forward into offering its systems to other manufactures and customers in the certified general aviation market.

In March 1999, the Company made its first two scheduled deliveries under an open purchase order with Cirrus. The open purchase order, which exceeds 100 units, has deliveries scheduled through January 2001. Through the end of the second fiscal quarter, the Company has delivered 35 units. These sales accounted for approximately 26% of the Company's total revenues for the current fiscal year quarter and 24% of the year to date revenues. The Company believes that the customer will gradually accelerate its production schedule as indicated in current purchase orders. Although there can be no assurances that the Cirrus aircraft will be successful in its continued market acceptance, the Company expects to make an increasing number of sales to Cirrus as they continue to increase production and fill their increasing backlog of customer orders.

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

At the end of July 1999, the Company announced a program that is intended to lead to the introduction of a parachute recovery system for the Cessna 172 aircraft. The Cessna 172 is one of the most popular general aviation aircraft with approximately 36,000 planes manufactured. Twenty-eight thousand Cessna 172's are estimated to be in active service in the United States at this time. Under the program, the Company is asking 172 owners to make deposits towards the purchase of a recovery system. Once a certain number of owners have made their deposits, the Company will begin the certification process with the FAA. Once certified, the Company will begin manufacturing and delivery of units to the owners that have placed deposits. The Company expects to be successful in its solicitation efforts, but no assurances can be made of its success or the long-term financial benefits to the Company. As of the beginning of May 2000, the Company has received signed contracts with deposits from three owners of 172 aircraft as well as contract requests from 50 additional prospects. The Company will review the effectiveness of its marketing efforts by the end of the current fiscal year and make a determination to continue with its current efforts or to modify its approach.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Another long-standing outside research and development project was for a research grant under the SBIR program administered by NASA. Under the project, the Company explored the possibilities of developing a new fabric for parachute manufacturing that would reduce the weight and volume of currently existing parachute recovery systems. Final testing was completed in February 1999 and final reports and test articles were submitted to NASA on March 8, 1999. As a result of the project, the Company applied for a patent for the new manufacturing method that was developed and received preliminary approval as of the end of March 2000. Final patent grant is expected before the end of the current fiscal year. The Company expects to be able to utilize the developed technology for a wide range of applications. This expectation is based on the Company's belief in its ability to further develop the technology either on its own or through cooperative efforts with outside companies or agencies. The future applications will depend on a complete review of market conditions, product acceptance and available funding. The Company has begun discussions with a foreign company that has expressed interest in the developed technology for currently existing commercial and military applications. No assurance can be made as to the future benefits that will be derived from these discussions.

RESULTS OF OPERATIONS:

SALES

Sales for the current fiscal year quarter were ahead of the prior year quarter by approximately 35%. All of the increase is a result of deliveries for the Cirrus Design SR20. The recreational aircraft market is flat with that of the prior year. In an effort to strengthen recreation market sales, the Company has expanded its efforts to improve international business for those products. However, there can be no assurances that these efforts will produce increased sales for the Company.

Sales in the recreational aircraft market for fiscal year 2000 are expected to be even with the prior fiscal year as a result of the Company's efforts to improve international business and the improvement in domestic aircraft sales. In addition to recreational market sales, it is expected that the Company will continue delivery of systems for the newly certified Cirrus Design SR20 aircraft. The Company has delivered 35 units through the end of the current fiscal quarter. The Company is currently producing parachute systems under an open purchase order that exceeds 100 units. The Company expected to deliver the remainder of the first 100 units under the purchase order by the end of the current fiscal year. The customer anticipated production of aircraft to reach a level of one aircraft per business day by October or November 2000. Actual volume projections and timing of those volumes is subject to change as the customer expands its production capabilities. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

GROSS MARGIN

The gross margin for the current fiscal year is holding steady with that of the previous fiscal year for both the quarter and fiscal year to date. The Company has made a concerted effort to hold and improve the gross margin despite material cost increases. No assurances can be made that this effort will result in steady or improving gross margins into the future or if gross margins will decrease in the future.

OPERATING EXPENSES:

Selling, general and administrative costs have been reduced as a percentage of sales by almost 4% for the current quarter compared the prior fiscal year quarter. Year to date levels were down as a percentage of sales by over 9%. Expenditures in actual dollars in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales. In addition, the Company will be adding additional administrative support as sales volumes increase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING EXPENSES (CONTINUED):

Net research and development expenditures were up for both the current quarter and on a year to date basis from that of the prior year. The increase is a result of outside funding for research and development not being available for the current fiscal year. The prior fiscal year had offsets to expenditures totaling approximately $97,000 while there were no offsets in the current fiscal year. No offsets are expected to be available for the remainder of the fiscal year as the Company continues the transition into production of the Cirrus product line. In addition, the Company will be contributing its own operating capital toward the testing and development of new parachute systems for the expanding Cirrus product line.

NET LOSS

The net loss for the current fiscal year quarter was higher than that of the prior fiscal year quarter as a result of no offsetting outside funding for research and development expenditures. The prior fiscal year had the benefit of the SBIR research grant that offset expenses. On a year to date basis, the outside funding for research and development was approximately $97,000 that was reflected as a reduction in expenses.

On a year to date basis, the net loss was reduced by 48% from 15% of sales in the prior year to 5% of sales in the current year. This improvement was a result of the combination of expanded sales, maintenance of gross margins and cost containment of operating expenses. Income for the remainder of the fiscal year is expected to increase as a result of increased sales in the certified aircraft market. As the Company expands into different aircraft markets and expands its product applications, market conditions will determine ultimate sales levels and profitability.

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

With the receipt of certification on October 23, 1998, the Cirrus Design SR20 aircraft became the first FAA certified aircraft to offer one of the Company's parachute systems as standard equipment. Production of the aircraft is currently underway and the first two end-customer aircraft were delivered in July 1999. The Company made its first two scheduled deliveries of parachute systems on March 30, 1999 with a total of 35 units delivered through the end of the Company's second current year quarter. The Company is currently building parachute systems under an expanded purchase order that exceeds 100 units. The Company anticipated delivering the remainder of the first 100 units on order by the end of the current fiscal year. The customer anticipates production of their aircraft to reach one aircraft per business day by October or November 2000. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

The Company completed work on its Small Business Innovation Research grant
(SBIR) through NASA on March 8, 1999. The purpose of the grant was to perform research of low-cost, lightweight aircraft emergency recovery systems. The Phase II grant, which began in March 1996, was for a maximum of $582,000. The Company is currently looking for applications of the developed technology and is in discussions with a foreign company that is interested in the technology for their current military and commercial products. The Company received preliminary approval of its patent application in February 2000 for technology developed under the contract. Final patent grant is expected by the end of the Company's current fiscal year.

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

Item 6.  Exhibits and Reports on Form 8-K

     There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BALLISTIC RECOVERY SYSTEMS, INC.


                       By:  /s/ Mark B. Thomas
                          -------------------
                           Mark B. Thomas
                           Chief Executive Officer and Chief Financial Officer


Dated May 10, 2000