Form 10QSB
period 2000-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2000-08-14
CIK 801907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  (Mark One)

      X  Quarterly  Report  Under  Section  13 or 15(d)  of the
     --- Securities  Exchange  Act of 1934 (No Fee Required)

         For the quarterly period ended JUNE 30, 2000


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

Yes   X          No
   ----------       ---------


Number of shares outstanding as of August 9, 2000:       5,902,464
                                                   -------------------

                                      INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

                                                                                             PAGE
         Balance sheets as of June 30, 2000 and September
         30, 1999.                                                                              3

         Statements of operations for the three months and nine
         months ended June 30, 2000 and 1999.                                                   4

         Statements of cash flow for the nine months ended
         June 30, 2000 and 1999.                                                                5

         Notes to financial statements at June 30, 2000.                                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                                  11


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     14

Item 6.  Exhibits and Reports on Form 8-K                                                      14


SIGNATURES                                                                                     15

           PART I FINANCIAL INFORMATION - Item I. Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                            June 30,    September 30,
                            ASSETS                                           2000            1999
                                                                             ----            ----
Current assets:
     Cash                                                                       $250         $181,902
     Accounts receivable - net of allowance for doubtful
         accounts of $2,500 and $2,500, respectively                          60,749           59,074
     Inventories                                                             639,894          340,355
     Deferred tax asset - current portion                                     25,000           25,000
     Prepaid expenses                                                          5,923            6,398
                                                                       -------------   --------------
         Total current assets                                                731,816          612,729
                                                                       -------------   --------------

Furniture, fixtures and leasehold improvements                               179,033          165,550
     Less accumulated depreciation                                         (120,032)        (104,158)
                                                                       -------------   --------------
         Furniture, fixtures and leasehold improvements - net                 59,001           61,392
                                                                       -------------   --------------

Other assets:
     Patents less accumulated amortization of
         $9,125 and $8,611, respectively                                       2,539            3,054
     Deferred tax asset - long-term portion                                  275,000          275,000
     Other intangible assets less accumulated amortization
            of  $23,129 and $15,419, respectively                             28,269           35,978
     Covenant not to compete less accumulated
         amortization of $177,071 and $148,613, respectively                 202,367         230,825
                                                                       -------------   --------------
         Total other assets                                                  508,175          544,857
                                                                       -------------   --------------

Total assets                                                              $1,298,992       $1,218,978
                                                                          ==========       ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $135,998          $58,580
     Customer deposits                                                        56,476           94,257
     Accrued payroll                                                          38,221           35,958
     Other accrued liabilities                                                61,558           67,450
     Line-of-credit borrowings                                                79,500              ---
     Current portion of bank note                                             16,469           15,312
     Current portion of covenant not to compete                               28,415          26,175
                                                                       -------------   --------------
         Current liabilities                                                 416,637          297,732
                                                                       -------------   --------------

Long-term bank note and covenant , less current portions                     172,451         207,275
                                                                       -------------   --------------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized;
       5,902,464 and 5,859,449 shares, respectively, issued
         and outstanding)                                                     58,845           58,595
     Additional paid-in capital                                            2,642,449        2,631,762
     Accumulated deficit                                                 (1,991,390)      (1,976,386)
                                                                       -------------   --------------
         Total shareholders' equity                                          709,904         713,971
                                                                       -------------   --------------

Total liabilities and shareholders' equity                                $1,298,992       $1,218,978
                                                                       =============   ==============

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
        For the Three Months and Nine Months Ended June 30, 2000 and 1999
                                   (UNAUDITED)

                                                            Three Months Ended       Nine Months Ended
                                                                  June 30,                June 30,
                                                           2000          1999         2000         1999
                                                           ----          ----         ----         ----
Sales                                                     $755,091      $548,490   $1,746,293   $1,254,403
Cost of sales                                              481,997       334,548    1,137,333      807,242
                                                          --------      --------   ----------     --------

Gross profit                                               273,094       213,942      608,960      447,161

Selling, general and administrative                        127,863       104,900      380,975      350,638
Research and development                                    79,059        40,258      158,987       79,668
                                                           -------      --------   ----------   ----------

Income from operations                                      66,172        68,784       68,998       16,855

Other income (expense):
     Interest expense                                      (8,770)       (14,066)     (24,815)     (42,361)
     Covenant amortization                                 (9,486)        (9,486)     (28,458)     (28,458)
     Other income (expense)                                (9,132)        (5,874)     (30,729)      (9,790)
                                                       -----------   -----------   ----------  -----------

Net income (loss)                                          $38,784       $39,358     ($15,004)    ($63,754)
                                                         =========     =========    =========    =========



Primary earnings per share                                   $0.01         $0.01       ($0.00)      ($0.01)
                                                      ============  ============ ============ ============

Weighted average number of shares
     outstanding                                         5,902,464     4,657,469    5,902,464    4,657,469
                                                         =========     =========    =========    =========


Fully diluted earnings per share                             $0.01         $0.01      ($0.00)      ($0.01)
                                                      ============  ============ ============ ============

Weighted average number of shares
     outstanding                                         6,229,066     4,841,400    6,229,066    4,841,400
                                                         =========     =========    =========    =========

                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                           Increase (Decrease) in Cash
                For the Nine Months Ended June 30, 2000 and 1999
                                   (UNAUDITED)

                                                               2000               1999
                                                               ----               ----
Cash flow from operating activity:
     Net income (loss)                                      ($ 15,004)        ($ 63,754)
     Adjustments to reconcile net income to net cash
     from operating activity:
         Depreciation and amortization                         24,098            16,749
         Amortization of covenant not to compete               28,458            28,458
         Inventory valuation reserve                           14,000             9,000
         (Increase) decrease in:
             Accounts receivable                               (1,675)          298,361
             Inventories                                     (313,539)          (83,878)
             Prepaid expenses                                     475            (1,003)
         Increase (decrease) in:
             Accounts payable                                  77,418          (104,291)
             Accrued expenses                                 (41,410)           69,515
                                                            ---------         ---------

     Net cash from operating activities                      (227,179)          169,157
                                                            ---------         ---------

Cash flow from investing activities:
     Investment in other intangible assets                       --              (6,330)
     Capital expenditures                                     (13,483)           (4,786)
                                                            ---------         ---------

     Net cash from investing activities                       (13,483)          (11,116)
                                                            ---------         ---------

Cash flow from financing activities:
     Net borrowings under line-of-credit agreement             79,500             2,952
     Principal payments on bank note                          (12,067)           (7,118)
     Exercise of stock options                                 10,937                --
     Principal payments on covenant not to compete            (19,360)          (12,302)
                                                            ---------         ---------

     Net cash from financing activities                        59,010           (16,468)
                                                            ---------         ---------

Increase (decrease) in cash                                  (181,652)          141,573
Cash  - beginning of year                                     181,902            20,100
                                                            ---------         ---------

Cash - end of period                                        $     250         $ 161,673
                                                            =========         =========


                       See Notes to Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)

     A.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 1999.

     B.  INVENTORIES

         The components of inventory consist of the following:

                                                  06/30/00                  09/30/99
                                                  --------                  --------
         Raw materials                            $433,273                  $230,455
         Work in process                           167,021                    88,837
         Finished goods                             39,600                    21,063
                                                ----------                ----------
         Total inventories                        $639,894                  $340,355
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

     E.  NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION

         During fiscal year 1999, the Company began delivery of systems for a newly certified aircraft known as the Cirrus Design SR20 (SR20). The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company's parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft. The Company has delivered 63 parachute systems for the SR20, 49 of which have been delivered during the current fiscal year.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)

     E.  NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION (CONTINUED)

         In April 2000, the Company began testing for a recovery system for Cirrus Design's next generation of aircraft called the SR22. The SR22, which is currently undergoing FAA certification testing, is expected to have the Company's parachute system on board as standard equipment. Certification testing of both the parachute system and the aircraft is expected to be completed by the end of calendar year 2000. If successfully completed and certified, the SR22 would begin serial production during the first part of calendar year 2001, which would include the Company's parachute systems.

         In March 1999, the Company completed a project through the Small Business Innovation Research grant (SBIR) program administered by NASA. The purpose of the grant was to perform research on low-cost, lightweight aircraft emergency recovery systems. The Phase II grant, which began in March 1996, was for a maximum of $582,000 and was completed during the Company's fiscal year 1999. The purpose of the grant was not only to provide research in areas of interest to NASA, but also to develop products that can be commercialized by the small business entity. The Company hopes that the research will lead to products that have both military and civilian applications complimenting or enhancing the Company's current product line. The Company received a final patent grant in April 2000 for technology developed under the contract.

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

         At the end of fiscal year 1999, the Company began efforts to generate interest in a recovery system for the certified Cessna 172 aircraft. The Company began a marketing and media campaign designed to solicit purchase commitments from owners of Cessna 172 aircraft which would in turn provide partial or complete funding for the development and certification of the system. To date, the Company has received three signed purchase commitments and requests for contracts from 87 additional prospects. The Company plans to continue its efforts during fiscal year 2000 and assess the viability of such development during that year.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)

     F.  PURCHASE AND SUPPLY AGREEMENT (CONTINUED)

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

         If Cirrus fulfills their purchase commitments and exercises their warrants, the impact on equity may be as follows (Assumes equity contributions based on the exercise of all warrants near the end of the exercise period):

           FISCAL YEAR                 EQUITY CONTRIBUTION
           -----------                 -------------------
               2003                       $    250,000
               2004                            562,500
               2005                            812,500
                                          ------------
               Total                      $  1,625,000
                                          ============

     G.  COVENANT NOT TO COMPETE

         On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, and SCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.

         In exchange for the above the Company agreed to make payments on the covenant not to compete. The agreement did not involve a stock or asset purchase. In addition, the Company did not agree to assume any liabilities of SCI or its president. The payments required under this agreement contain a non-interest-bearing portion and a portion that bears interest at a rate below the Company's incremental borrowing rate. Under generally accepted accounting principles the future payments have been discounted at the Company's incremental borrowing rate of 11.0% resulting in a present dollar valuation of $379,438 on the $584,362 future dollar valuation. The carrying amount of this debt approximates fair value because the interest rate approximates the Company's incremental borrowing rate.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)

     G.  COVENANT NOT TO COMPETE (CONTINUED)

         Future fiscal year payments under this agreement are as follows:

                                          FUTURE                 PRESENT
                                          DOLLARS                DOLLARS
                                          -------                -------
           2000                               12,109                6,815
           2001                               48,436               29,204
           2002                               48,436               32,583
           2003                               48,436               36,354
           2004                               48,436               40,561
           Thereafter                          4,036               49,255
                                           ---------             --------
                                            $209,889             $194,772
                                           =========             ========

         The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten-year life and vests 20% per year over five years.

     H.  LONG-TERM DEBT

         On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility that the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate, which was 8.25% at the time of signing. The index rate was 8.75% as of June 30, 2000, which computes to a total interest rate of 10.75%. The note has scheduled payments over a sixty-month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision, which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note. The carrying amount of this debt approximates fair value because the interest rate changes with market rates. This loan is secured by all of the Company's assets.

     I.  LINE OF CREDIT BORROWINGS

         Beginning February 28, 2000, the Company has been operating under a $250,000 line-of-credit for use in operations. The line-of-credit is established on an annual renewal basis and is secured by all of the Company's assets. The line calls for a variable interest rate of 2% over the bank's index rate. At June 30, 2000, there was an outstanding balance under the line of $79,500, which carried an interest rate of 10.75%. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

     J.  INCOME TAXES

         Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109.

         During 1998 the Company reduced the valuation allowance relating to the deferred tax assets to reflect current and projected utilization. The recognized deferred tax asset is based upon expected utilization of the NOL carryforwards and reversal of certain timing differences.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (UNAUDITED)

     J.  INCOME TAXES (CONTINUED)

         The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $300,000 of deferred tax assets will be utilized. The remaining valuation allowance of $680,000 at June 30, 2000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW:

The Company's prior fiscal year marked the first time that a parachute system was delivered to a customer that will install it as standard equipment on a certified general aviation aircraft. The Cirrus Design SR20 (SR20) is the first in a series of aircraft to be manufactured by Cirrus Design Corporation (Cirrus) that has chosen to offer the Company's product as a standard feature. As of the beginning of August 2000, the customer has firm orders for approximately 630 aircraft that will all include the Company's parachute systems. The customer expects to be able to fill this backlog of orders during the next 24 months. Future production volumes for the aircraft, and therefore, the Company's parachute systems, will be dictated by ultimate market demands. The Company expects to offer its product to the customer for future models of aircraft that the customer plans to manufacture.

In April 2000, the Company began testing a parachute system for the next aircraft model for the customer, the SR22. The next model of aircraft is expected to be certified during the Company's fiscal year 2001. The customer has taken 57 refundable deposits on orders for the SR22 as of the beginning of August 2000. The Company believes that this will help to propel it forward into offering its systems to other manufactures and customers in the certified general aviation market.

In March 1999, the Company made its first two scheduled deliveries under an open purchase order with Cirrus. The remaining balance of the open purchase order, which exceeds 140 units, has deliveries scheduled through February 2001. Through the end of the third fiscal quarter, the Company has delivered 63 units, 49 of which are for the current fiscal year. These sales accounted for approximately 39% of the Company's total revenues for the current fiscal year quarter and 30% of the year to date revenues. The Company believes that the customer will gradually accelerate its production schedule as indicated in current purchase orders. Although there can be no assurances that the Cirrus aircraft will be successful in its continued market acceptance, the Company expects to make an increasing number of sales to Cirrus as they continue to increase production and fill their increasing backlog of customer orders.

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

At the end of July 1999, the Company announced a program that is intended to lead to the introduction of a parachute recovery system for the Cessna 172 aircraft. The Cessna 172 is one of the most popular general aviation aircraft with approximately 36,000 planes manufactured. Twenty-eight thousand Cessna 172's are estimated to be in active service in the United States at this time. Under the program, the Company is asking 172 owners to make deposits towards the purchase of a recovery system. Once a certain number of owners have made their deposits, the Company will begin the certification process with the FAA. Once certified, the Company will begin manufacturing and delivery of units to the owners that have placed deposits. The Company expects to be successful in its solicitation efforts, but no assurances can be made of its success or the long-term financial benefits to the Company. As of the beginning of August 2000, the Company has received signed contracts with deposits from three owners of 172 aircraft as well as contract requests from 87 additional prospects. The Company will review the effectiveness of its marketing efforts by the end of the current fiscal year and make a determination to continue with its current efforts or to modify its approach.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Another long-standing outside research and development project was for a research grant under the SBIR program administered by NASA. Under the project, the Company explored the possibilities of developing a new fabric for parachute manufacturing that would reduce the weight and volume of currently existing parachute recovery systems. Final testing was completed in February 1999 and final reports and test articles were submitted to NASA on March 8, 1999. As a result of the project, the Company applied for a patent for the new manufacturing method that was developed and received approval in April 2000. The Company expects to be able to utilize the developed technology for a wide range of applications. This expectation is based on the Company's belief in its ability to further develop the technology either on its own or through cooperative efforts with outside companies or agencies. The future applications will depend on a complete review of market conditions, product acceptance and available funding. The Company has begun discussions with a foreign company that has expressed interest in the developed technology for currently existing commercial and military applications. No assurance can be made as to the future benefits that will be derived from these discussions.

RESULTS OF OPERATIONS:

SALES

Sales for the current fiscal year quarter were ahead of the prior year quarter by approximately 38%. All of the increase is a result of deliveries for the Cirrus Design SR20. The recreational aircraft market is flat with that of the prior year. In an effort to strengthen recreation market sales, the Company has expanded its efforts to improve international business for those products. However, there can be no assurances that these efforts will produce increased sales for the Company.

Sales in the recreational aircraft market for fiscal year 2000 are expected to be even or slightly below that of the prior fiscal year as a result of the Company's efforts to improve international business and the improvement in domestic aircraft sales. In addition to recreational market sales, it is expected that the Company will continue delivery of systems for the newly certified Cirrus Design SR20 aircraft. The Company has delivered 63 units through the end of the current fiscal quarter, 49 of which were in the current fiscal year. The Company is currently producing parachute systems under an open purchase order that exceeds 140 units. The customer anticipated production of aircraft to reach a level of one aircraft per business day by November or December 2000. Actual volume projections and timing of those volumes is subject to change as the customer expands its production capabilities. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

GROSS MARGIN

The gross margin for the current fiscal year is lagging slightly from that of the previous fiscal year for both the quarter and fiscal year to date. This lag is a result of increased sales for the SR20 parachute systems, which have a lower gross margin than the sport business. This lower gross margin was agreed to in our contract with the customer. The Company has made a concerted effort to hold and improve the gross margin despite material cost increases. No assurances can be made that this effort will result in steady or improving gross margins into the future or if gross margins will decrease further in the future.

OPERATING EXPENSES:

Selling, general and administrative costs have been reduced as a percentage of sales by over 2% for the current quarter compared the prior fiscal year quarter. Year to date levels were down as a percentage of sales by over 6%. Expenditures in actual dollars in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales. In addition, the Company will be adding additional administrative support as sales volumes increase.

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

NET INCOME (LOSS)

On a year to date basis, the net loss was reduced from 5% of sales in the prior year to less than 1% of sales in the current year. This improvement was a result of the combination of expanded sales, maintenance of gross margins and cost containment of operating expenses. Income for the remainder of the fiscal year is expected to increase as a result of increased sales in the certified aircraft market. As the Company expands into different aircraft markets and expands its product applications, market conditions will determine ultimate sales levels and profitability.

LIQUIDITY AND CAPITAL RESOURCES:

Management intends to fund its continuing operation out of its current revenues with the exception of its contract research and development projects. The Company has also established a line-of-credit and has used the line to manage operations cash flow. Management believes that the current business operation, in conjunction with managed use of the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period and will maintain and adjust expenses as necessary to improve profitability. The Company will continue to look for sources for contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

The Company has made and anticipates additional capital improvements to its current production facility as well as expenditures to increase inventory levels as a result of the production of general aviation units for the recovery system that was recently certified. It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.

With the receipt of certification on October 23, 1998, the Cirrus Design SR20 aircraft became the first FAA certified aircraft to offer one of the Company's parachute systems as standard equipment. Production of the aircraft is currently underway with over 40 aircraft off the production line as of the beginning of August 2000. The Company has made 63 deliveries of parachute systems through the end of the Company's third current year quarter. The Company is currently building parachute systems under a purchase order with remaining orders that exceeds 140 units. The customer anticipates production of their aircraft to reach one aircraft per business day by November or December 2000. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

In April 2000, the Company began testing for a parachute system for the next generation of Cirrus Design aircraft called the SR22. Testing and certification of the parachute system along with the aircraft it self is expected to be completed by the end of calendar year 2000. If successfully completed and certified, production of the aircraft and accompanying parachute systems would begin during the first part of calendar year 2001. Even if certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

The Company completed work on its Small Business Innovation Research grant
(SBIR) through NASA on March 8, 1999. The purpose of the grant was to perform research of low-cost, lightweight aircraft emergency recovery systems. The Phase II grant, which began in March 1996, was for a maximum of $582,000. The Company is currently looking for applications of the developed technology and is in discussions with a foreign company that is interested in the technology for their current military and commercial products. The Company received approval of its patent application in April 2000 for technology developed under the contract.

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

Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended June 30, 2000.

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



Dated August 9, 2000