Form 10KSB40
period 2000-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2000-12-04
CIK 801907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

   X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
------- Act of 1934 (Fee Required)

        For the fiscal year ended September 30, 2000

------- Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 (No Fee Required)

        For the transition period from __________ to __________

Commission File number 0-15318
                      --------

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

Issuer's telephone number including area code: (651) 457-7491
                                              ---------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                           -----

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01
                                                                 Par Value
                                                              ----------------
                                                              (Title of Class)

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
                              ---

State Issuer's revenues for the most recent fiscal year:  $2,353,876.

Based upon the average bid and asked prices of the Issuer's Common Stock, the aggregate market value of the Common Stock held by Non-affiliates of the Issuer as of November 10, 2000 was approximately $1,808,000.

Number of shares outstanding as of November 10, 2000:   5,905,798.


   Index for exhibits is located on page 32. This document contains 34 pages.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's Definitive Proxy Statement to be used in connection with the election of directors at the 2001 annual shareholders meeting (the "Proxy Statement") are incorporated by reference into Part III, Items 9-12 as follows:


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

        Since its inception, the Company has delivered over 15,000 systems that have been installed on recreational and general aviation aircraft. To date, the Company has documented 134 lives saved through the use of its systems in actual in-air emergencies.

        The recreational aviation market presently accounts for approximately 69% of the Company's revenues. The Company has been expanding its efforts in the general aviation market, and during fiscal year 1999, the Company began delivery of systems for a newly certified aircraft known as the Cirrus Design SR20 (SR20). For fiscal year 2000, general aviation sales accounted for approximately 31% of revenues and the Company believes that general aviation aircraft can offer revenue growth potential for the Company.

        The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company's parachute system as a standard equipment feature. The SR20 system was the second such system certified by the FAA for installation in general aviation aircraft. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design Corporation under an agreement that began in 1994 and culminated with FAA certification in late 1998. Under terms of the agreement, the Company retained all rights to the developed technology.

        During fiscal year 2000, the Company began development and testing to receive certification of a parachute recovery system for the next generation Cirrus Design aircraft called the SR22. The SR22 is a heavier and faster version of the SR20 and will use similar technology for the parachute system. Certification testing and FAA approval of the parachute system as a standard feature on the SR22 is expected to completed by the end of calendar year 2000 with production beginning in early calendar year 2001.

        In early 1993, the Company received FAA approval for the GARD-150 product for installation on FAA certified Cessna 150/152 aircraft. At the close of fiscal year 2000, the Company signed an agreement to reintroduce theGARD-150 product under an exclusive marketing agreement.

        At the end of fiscal year 1999, the Company began marketing efforts to receive funding for the development of a parachute system for the Cessna 172 aircraft. Subsequent to the close of fiscal year 2000, the Company signed an agreement with an individual investor to provide for a substantial portion of the funding needed to develop and certify the Cessna 172 parachute system. The Company will begin the development and certification process by the end of calendar year 2000. The process is expected to take 12 to 18 months from commencement. In conjunction with the start of the development and certification process, the Company intends to solicit additional funding for the project from up to 50 additional Cessna 172 owners. To date, the Company has received signed contracts with deposits from four owners of Cessna 172 aircraft as well as contract requests from over 100 additional prospects.

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

        Also during fiscal year 1999, the Company completed a development contract for a recovery system for a prototype-unmanned aircraft being developed by a government contractor. The contract, with a maximum amount of $150,000, began in 1996 and called for the development and delivery of a series of recovery devices for use in testing.

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

        GENERAL AVIATION PRODUCTS:

        The Company entered the general aviation market in the mid 1980's when it began development of an emergency parachute recovery system for the Cessna 150/152 series of aircraft. In 1993, this system, known as the GARD-150, received a Supplemental Type Certificate (STC) from the FAA that allows owners of Cessna 150/152 model aircraft to install the system. Media attention for this new product resulted in domestic and international television and radio broadcasts as well as coverage in domestic and international aviation and non-aviation magazines. The Company believes that the successful completion of the product for the Cessna 150/152, which generated media attention for both the product and the Company, created interest in the Company's product by outside companies. The GARD-150 was not successfully marketed as a product by the Company, and resulted in low sales volumes. However, at the close of fiscal year 2000, the Company signed an agreement to reintroduce the GARD-150 product under an exclusive marketing agreement with Charles F. Parsons (d.b.a. Millennium Aerospace). See Note 2 of Notes to Financial Statements for further information.

        Another product developed for the general aviation market is for Cirrus Design Corporation, a privately held company that has developed and certified a four-place all composite general aviation aircraft. The aircraft, known as the Cirrus Design SR20 (SR20), was successfully certified on October 23, 1998. This is the first FAA certified aircraft to offer one of the Company's recovery systems as standard equipment. The Company began delivering systems for the SR20 during fiscal year 1999 and continuing throughout fiscal year 2000. The SR20 is in serial production and production is scheduled to increase throughout the next several fiscal years as the customer accelerates its manufacturing processes for of the aircraft. See Note's 2 and 3 of Notes to Financial Statements for further information.

        During fiscal year 2000, the Company began development and certification efforts for the next generation of Cirrus Design aircraft called the SR22. The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20. The system, which is expected to be completed by the end of calendar year 2000, will be certified as a standard equipment component of the aircraft when it receives its FAA certification. This will become the third of the Company's products that has received FAA certification. See
        Note 2 of Notes to Financial Statements for further information.

        At the end of fiscal year 1999, the Company began efforts to generate interest in a recovery system for the certified Cessna 172 aircraft. The Company began a marketing and media campaign designed to solicit purchase commitments from owners of Cessna 172 aircraft which would in turn provide partial or complete funding for the development and certification of the system. Subsequent to the close of fiscal year 2000, the Company signed an agreement relating to and received funding for a substantial portion of the development costs for this project. In addition, the Company will continue to solicit direct commitment from owners of Cessna 172 aircraft. To date, the Company has received four signed purchase commitments and requests for contracts from over 100 additional prospects. The Company plans to continue its efforts during fiscal year 2001 with plans to receive additional project funding from up to 50 Cessna 172 owners. See Note's 2 and 12 of Notes to Financial Statements for further information.

        CONTRACT RESEARCH AND DEVELOPMENT:

        Contract research and development has allowed the Company to expand its product line and expertise in whole aircraft recovery systems. It has been and will continue to be a goal of the Company to receive outside funding for its research and development activities.

        The Company completed a project through the Small Business Innovation Research grant (SBIR) program administered by NASA. The purpose of the grant was to perform research on low-cost, lightweight aircraft emergency recovery systems. The Company received initial funding during its fiscal year 1995 through a Phase I grant, and received subsequent funding through a Phase II grant beginning in fiscal year 1996. The Phase II grant, which began in March 1996, was for a maximum of $582,000 and was completed during the Company's fiscal year 1999. The Company was paid the complete $582,000 of the grant allocation. The purpose of the grant was not only to provide research in areas of interest to NASA, but also to develop products that can be commercialized by the small business entity. The Company hopes that the research will lead to products that have both military and civilian applications complimenting or enhancing the Company's current product line. See Note 2 of Notes to Financial Statements for further information.

        Also during fiscal year 1999, the Company completed work under a development contract for a recovery system for a prototype-unmanned aircraft being developed by a government contractor. The contract that began in 1996 was for a maximum amount of $150,000, and called for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models. The Company was paid the complete $150,000 of the contract amount. See Note 2 of Notes to Financial Statements for further information.

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

        On September 5, 1989, United States Patent No. 4,863,119 was issued to the Company on behalf of two of the Company's employees for a "Parachute Reefing Device" as part of a parachute recovery system. The two employees assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2006. This patented feature is utilized in the Company's sport aviation line as well as in its general aviation products. Current development projects also utilize the reefing device as an integral design component.

        On May 2, 2000, United States Patent No. 6,056,241 was issued to the Company on behalf of one of the Company's employees for a "Thin Film Parachute with Continuous Lateral Reinforcing Fibers ". The employee assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2017. The Company in connection with its NASA SBIR grant program that was completed during fiscal year 1999 developed this patented process. The Company does not have a current application for the patented process, but the Company hopes that the patented process can be used in both military and civilian applications complimenting or enhancing the Company's current product line.

        When the Company completes development of additional ballistic parachute recovery systems, it intends to apply for patents for such systems if possible. There can be no assurance, however, that any patents will be granted or, if granted that they will be of material benefit to the Company.

        SEASONALITY:

        Typically, the Company experiences seasonality in its sports aviation line. The second and third quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season. The Company's expansion in the general aviation market through the production of systems for the Cirrus Design SR20 will began to lessen the impact of seasonality on the Company during fiscal year 2000. This trend is expected to continue as the Company increases its deliveries in the general aviation market over the next several years.

        DEPENDENCE ON A SINGLE CUSTOMER:

        During the fiscal year ended September 30, 2000, the Company was dependent on one customer, Cirrus Design Corporation, for 31.5% of the Company's total sales. During the fiscal year ended September 30, 1999, the Company was not dependent on any single customer that accounted for more that 10% of its sales. The Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

        BACKLOG OF ORDERS:

        As of September 30, 2000 and 1999, the Company had a backlog of orders totaling approximately $6,381,000 and $241,000, respectively. The 2000 backlog includes over $6.2 million of orders for the Cirrus Design SR20. This backlog is expected to be filled within 24 months. Due to the probable introduction of the Cirrus Design SR22, which will also include the Company's product, it is likely that some of the current position holders for the SR20 will convert over to the SR22. This will result in sales by the Company of systems for that model of aircraft, but could result in the cancellation of a portion of the SR20 backlogged orders. The Company expected to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders. The Company cautions readers who may utilize published bookings and backlog information as tools to forecast the Company's revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

        RESEARCH AND DEVELOPMENT:

        A summary of research and development is as follows:

                                                        2000         1999
                                                        ----         ----
        Total research and development expenditures   $235,280    $218,500

        Revenues recognized under contract research
             and development relationships             (49,261)    (97,138)
                                                      --------    --------

        Research and development, net                 $186,019    $121,362
                                                      ========    ========

        The source for the 2000 outside funding was from Cirrus Design as part of a cost sharing agreement for the development and certification of the SR22 parachute system. The sources of the 1999 outside funding included the SBIR grant, and the unmanned aircraft recovery system as discussed in Note 2 of the Notes to Financial Statements.

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

        EMPLOYEES:

        As of September 30, 2000, the Company had 14 full-time employees at its South St. Paul facility.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company leases a stand-alone 13,000 square foot office and production facility located at Fleming Field Airport in South St. Paul, Minnesota. The building is a World War II training hangar, which the Company renovated. (See Note 10 of Notes to Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

        The Company was named in a lawsuit based on a claim from a former supplier of the Company. The Company has made a counter claim against such supplier for damages sustained by the Company. The Company believes that its counter claim is valid and that the potential for future liability in this matter is not material to the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)     MARKET INFORMATION

        The Company was formerly listed on the NASDAQ stock exchange after going public in 1986. However, NASDAQ delisted the Company in 1992 following a change in the listing requirements. The stock is listed on the pink sheets and the electronic bulletin board on the over the counter market under the trading symbol of BRSI or BRSI.OB. Several Internet stock tracking services show the Company's trading volumes with bid and ask prices as far back as August 1995. Based on information provided by these Internet stock-tracking services, the Company believes that the asking price would be $0.75 and the bid price would be $0.6875 as of September 30, 2000.

        The following table sets forth the estimated high and low bid prices for the periods indicated. The estimated bid prices shown are based on information from several Internet stock-tracking services. These figures are estimates or averages and do not necessarily represent actual transactions.

                                 First      Second    Third       Fourth
                                 Quarter    Quarter   Quarter    Quarter
                                 -------    -------   -------    -------

               Common Stock:
               -------------
               2000   High       $2.19      $1.56     $1.38       $0.88
                      Low        $1.25      $1.00     $0.75       $0.63

               1999   High       $1.19      $0.94     $0.75       $3.00
                      Low        $0.56      $0.44     $0.44       $0.50


(b)     HOLDERS

        As of November 10, 2000, the Company estimates there were approximately 1,600 beneficial owners of the Company's common stock.

(c)     DIVIDENDS

        No dividends have been paid on the Company's securities and it is not anticipated that any dividends will be paid in the near future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW:

Fiscal year 1999 marked the first time that a parachute system was delivered to a customer that was installed as standard equipment on a certified general aviation aircraft. The Cirrus Design SR20 (SR20) is the first in a series of aircraft to be manufactured by Cirrus Design Corporation (Cirrus) that has chosen to offer the Company's product as a standard feature. As of mid-November 2000, Cirrus has firm orders for 462 aircraft that will all include the Company's parachute systems (Cirrus has delivered 76 aircraft though that time). Cirrus expects to be able to fill this backlog of orders during the next 24 months. Future production volumes for the aircraft, and therefore, the Company's parachute systems, will be dictated by ultimate market demands.

During fiscal year 2000, the Company began testing and development of the next generation of aircraft offered by Cirrus. The SR22 is the next in what is expected to be an expanding line of aircraft for Cirrus. Testing and certification of the system is expected as part of the aircraft certification by the end of calendar year 2000. As of mid-November, Cirrus had firm orders for 188 aircraft that will include the Company's parachute system. The Company understands that Cirrus expects to be able to fill this backlog of orders during the next 24 months. As with the SR20, future production volumes for the aircraft, and therefore, the Company's parachute systems, will be dictated by ultimate market demands.

During the prior fiscal year the Company moved into a period of transition from research and development to production and market development. This was a result of the Company's shift from its position of being able to sell its research and development capabilities to a need to expend capital and resources to get the developed products and technologies on the market and to look for new applications for those products and technologies. That shift resulted in a reduction in operating profits for the prior fiscal year, but the Company made strides to improve the bottom line in addition to improving gross revenues during the current fiscal year.

The Company anticipated being able to expand its product line to include other certified and uncertified aircraft as the recovery system gains further market acceptance. The Company has been in discussions with the US military and several domestic and foreign companies that have expressed interest in utilizing the Company's newly developed technology. No assurance can be made as to the future benefits that will be derived from these discussions.

At the end of July 1999, the Company announced a program that is intended to lead to the introduction of a parachute recovery system for the Cessna 172 aircraft. The Cessna 172 is one of the most popular general aviation aircraft with approximately 36,000 planes manufactured. Twenty-eight thousand Cessna 172's are estimated to be in active service in the United States at this time. Subsequent to the close of fiscal year 2000, the Company entered into an agreement that will provide $200,000 towards the funding that will be needed to develop and certify this system. In addition, the Company is asking up to 50 Cessna 172 owners to make deposits towards the purchase of a recovery system. Once certified, the Company will begin manufacturing and delivery of units. The Company expects to be successful in its solicitation, development and certification efforts, but no assurances can be made of its success or the long-term financial benefits to the Company. As of the beginning of November 2000, the Company has received signed contracts with deposits from four owners of 172 aircraft as well as contract requests from over 100 additional prospects.

Another long-standing outside research and development project was for a research grant under the SBIR program administered by NASA. Under the project, the Company explored the possibilities of developing a new fabric for parachute manufacturing that would reduce the weight and volume of currently existing parachute recovery systems. Final testing was completed in February 1999 and final reports and test articles were submitted to NASA on March 8, 1999. As a result of the project, the Company applied for and received a patent for the new manufacturing method that was developed. The Company hopes to be able to utilize the developed technology for a wide range of applications. This expectation is based on the Company's belief in its ability to further develop the technology either on its own or through cooperative efforts with outside companies or agencies. The future applications will depend on a complete review of market conditions, product acceptance and available funding. The Company has had discussions with a foreign company that are ongoing and began discussions with a domestic company that has expressed interest in the developed technology for currently existing military applications. No assurance can be made as to the future benefits that will be derived from these discussions.

RESULTS OF OPERATIONS:

Year ended September 30, 2000 compared to September 30, 1999

SALES

Sales in 2000 were $2,353,876, an increase of $555,576 or 30.9% from the $1,798,300 reported in 1999. The increase is primarily attributed to the Company's new general aviation product. In 2000, revenues derived from the Company's general aviation product accounted for 31.5% of revenues as compared to 8.4% during the prior year. The Company's primary customer for its general aviation product, Cirrus, is expected to continue to increase its manufacturing volumes for its current aircraft in addition to introduce a new aircraft during 2001. As a result, the Company is forecasting further growth in 2001 in its general aviation revenues. However, volume projections and timing of those volumes is uncertain at this time.

The Company's sport aviation business has maintained levels consistent with that of the prior year. Within the sport aviation business, the international markets for the Company's products have been affected by a number of factors. These factors include a strong US currency that raises the cost of the Company's exports, increased competition in Europe, and increasing government regulations that make it more challenging to transport the Company's product abroad. This has resulted in weaker sales internationally than in previous years. In addition, certain markets may be reaching a saturation point for the Company's sport aviation product. The Company has expanded its efforts to improve international business for its sport aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

GROSS MARGIN

Gross margin as a percentage of revenues was 38.4% compared to 38.6% in 1999. Despite increases in raw materials and labor costs, the consistent gross margin is the result of leveraging the Company's operations personnel and manufacturing overhead over a larger revenue base. The Company's gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies. Such variations will probably continue to impact gross margin percentages in future reporting periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs were up in actual dollars in 2000 compared to 1999 but decreased as a percent of sales by 3.4%. The dollar increase is primarily due to increased advertising and shareholder related expenditures, and bonuses. Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

RESEARCH AND DEVELOPMENT

Outside funding has offset a portion of research and development costs for both years. Net research and development costs were higher in 2000, but still remained a relatively low 7.9% of sales compared to 6.7% in 1999. The gross dollars spent on research and development held relatively constant between the two years. Research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company's success. This role will include not only that of future product developments, but in the exploitation of currently developed products for additional applications. The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

INCOME BEFORE INCOME TAXES

For 2000, income before income taxes was $78,715 or 3.3% of revenues compared to $5,229 or 0.3% of revenues in 1999. As the Company expands into different aircraft markets and expands its product applications, market conditions will determine ultimate sales levels and profitability.

INCOME TAXES EXPENSE (BENEFIT)

A benefit was recorded in prior fiscal years and was a result of the valuation of the Company's net operating loss carryforwards. The benefit was recorded based on the Company's ability to demonstrate that there was a reasonable likelihood of being able to utilize the carryforwards to offset State and Federal taxes on future taxable income. No provision was recorded in the current or previous fiscal years due to the level of profitability attained in conjunction with past provisions already recorded. If the Company continues to demonstrate its ability to utilize even more of the carryforwards, consideration will be given to the recording of additional benefits.

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

Subsequent to the close of fiscal year 2000, the Company entered into an agreement, which will provide for a substantial portion of the funding necessary to develop and certify a parachute recovery system for the Cessna 172 aircraft. The agreement provides funding that will be utilized to offset a portion of the expenditures necessary for that project. In addition, the Company will continue to seek funding from individual Cessna 172 owners that will be required to make non-refundable deposits towards the future delivery of the product. The Company is confident that the development and certification of the Cessna 172 system will be completed within 12 to 18 months, but there can no assurance that the system will receive certification or if certified, will obtain adequate funding or sell in volumes that will have a material impact on the Company.

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

With the receipt of certification on October 23, 1998, the Cirrus Design SR20 aircraft became the first FAA certified aircraft to offer one of the Company's parachute systems as standard equipment. The aircraft is in serial production and the Company delivered 66 units during fiscal year 2000 as compared to 14 units during fiscal year 1999. The Company is currently building parachute systems under an open 100-unit purchase order, which is expected to be filled within the next 12 months. Although certified, there can be no assurances that this aircraft will actually be produced in volumes that will have a material effect on the Company.

The Company is currently completing development and required certification testing for the Cirrus Design SR22. Certification of the aircraft, which includes the Company's parachute system, is expected to be received by the end of calendar year 2000. If successfully certified, the customer will begin production in early calendar year 2001. Production volumes and ultimate customer demand will dictate the actual impact on the Company's financial results.

The Company completed work on its Small Business Innovation Research grant
(SBIR) through NASA on March 8, 1999. The purpose of the grant was to perform research of low-cost, lightweight aircraft emergency recovery systems. The Phase II grant, which began in March 1996, was for a maximum of $582,000. The Company is currently looking for applications of the developed technology and is in discussions with a domestic company that is interested in the technology for their current military products.

The Private Securities Litigation Reform Act of 1995 provides "safe harbor" for forward-looking statements. Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects, anticipated Cirrus delivery orders and schedules, development, certification and financing of the Cessna 172 system, other business development activities as well as other capital spending, financial sources, and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, the elimination of funding for new research and development projects, the decline in unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                   Pg.
(1)     Financial Statements for the years ended September 30, 2000 and 1999:

        Independent Auditors' Report                                               15

        Balance Sheets as of September 30, 2000 and 1999                           16

        Statements of Operations for the years ended September 30, 2000
        and 1999                                                                   17

        Statements of Shareholders' Equity for the years ended
        September 30, 2000 and 1999                                                18

        Statements of Cash Flows for the years ended September 30,
        2000 and 1999                                                              19

        Notes to Financial Statements                                              20


(2) Financial Statement Schedules of Supplemental Information are no longer required under Regulation S-B.

                      CALLAHAN, JOHNSTON & ASSOCIATES, LLC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                          7850 Metro Parkway, Suite 207
                              Minneapolis, MN 55425
                        (952) 858-7207 Fax (952) 858-7202






                          INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Ballistic Recovery Systems, Inc.
South St. Paul, Minnesota

We have audited the accompanying balance sheets of Ballistic Recovery Systems, Inc. as of September 30, 2000 and 1999 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 2000 and 1999, and the results of operations, cash flows and changes in shareholders' equity for the years then ended, in conformity with generally accepted accounting principles.


/s/ Callahan, Johnston & Associates, LLC

Callahan, Johnston & Associates, LLC
Minneapolis, Minnesota
November 10, 2000

                            PART II - Item 7. Financial Statements

                                 BALLISTIC RECOVERY SYSTEMS, INC.
                                        BALANCE SHEETS
                                 September 30, 2000 and 1999

                       ASSETS                                                          2000             1999
                                                                                       ----             ----
Current assets:
    Cash                                                                          $    33,858      $   181,902
    Accounts receivable - net of allowance for doubtful
        accounts of $2,500 and $2,500, respectively                                    98,391           59,074
    Inventories                                                                       846,109          340,355
    Deferred tax asset - current portion                                               25,000           25,000
    Prepaid expenses                                                                       --            6,398
                                                                                  -----------      -----------
        Total current assets                                                        1,003,358          612,729
                                                                                  -----------      -----------

Furniture, fixtures and leasehold improvements                                        170,004          165,550
    Less accumulated depreciation                                                    (116,339)        (104,158)
                                                                                  -----------      -----------
        Furniture, fixtures and leasehold improvements - net                           53,665           61,392
                                                                                  -----------      -----------

Other assets:
    Patents less accumulated amortization of
        $7,308 and $8,611, respectively                                                 4,356            3,054
    Deferred tax asset - long-term portion                                            275,000          275,000
    Other intangible assets less accumulated amortization of
        $25,699 and $15,419, respectively                                              25,699           35,978
    Covenant not to compete less accumulated
        amortization of $186,557 and $148,613, respectively                           192,881          230,825
                                                                                  -----------      -----------
        Total other assets                                                            497,936          544,857
                                                                                  -----------      -----------

Total assets                                                                      $ 1,554,959      $ 1,218,978
                                                                                  ===========      ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $   143,990      $    58,580
    Customer deposits                                                                  74,693           94,257
    Accrued payroll                                                                    35,039           35,958
    Other accrued liabilities                                                          65,738           67,450
    Line-of-credit borrowings                                                         220,600               --
    Current portion of bank note                                                       16,874           15,312
    Current portion of covenant not to compete                                         29,204           26,175
                                                                                  -----------      -----------
        Current liabilities                                                           586,138          297,732
                                                                                  -----------      -----------

Long-term bank note and covenant, less current portions                               161,198          207,275
                                                                                  -----------      -----------

Shareholders' equity:
    Common stock ($.01 par value; 10,000,000 shares authorized; 5,905,798 and
        5,859,449 shares, respectively, issued
        and outstanding)                                                               59,058           58,595
    Additional paid-in capital                                                      2,646,236        2,631,762
    Accumulated deficit                                                            (1,897,671)      (1,976,386)
                                                                                  -----------      -----------
        Total shareholders' equity                                                    807,623          713,971
                                                                                  -----------      -----------
Total liabilities and shareholders' equity                                        $ 1,554,959      $ 1,218,978
                                                                                  ===========      ===========

   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2000 and 1999


                                                             2000             1999
                                                             ----             ----
Sales                                                 $ 2,353,876      $ 1,798,300
Cost of sales                                           1,450,963        1,104,914
                                                      -----------      -----------

Gross profit                                              902,913          693,386

Selling, general and administrative                       523,113          460,750
Research and development, net (Note 2)                    186,019          121,362
                                                      -----------      -----------

Income from operations                                    193,781          111,274

Other income (expense):
    Interest expense                                      (37,261)         (42,158)
    Intangible amortization                               (48,223)         (48,223)
    Other - net                                           (28,582)         (15,364)
                                                      -----------      -----------

Income before income taxes                                 79,715            5,529

Income taxes expense (benefit) (Notes 1 and 8)              1,000              300
                                                      -----------      -----------

Net income                                            $    78,715      $     5,229
                                                      ===========      ===========


Basic earnings per share                              $      0.01      $      0.00
                                                      ===========      ===========

    Weighted average number of shares outstanding       5,896,026        5,731,131
                                                      ===========      ===========

Diluted earnings per share                            $      0.01      $      0.00
                                                      ===========      ===========

    Weighted average number of shares outstanding       6,109,802        6,057,733
                                                      ===========      ===========



   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years Ended September 30, 2000 and 1999

                                   Common Stock
                                   ------------           Additional                           Share-
                           Number of                         Paid-in         Accumulated     holders'
                              Shares          Amount         Capital      Equity(deficit)      Equity
                              ------          ------         -------      ---------------      ------
Balance 9/30/98             5,696,927     $    56,969     $ 2,622,888      ($1,981,615)     $   698,242

Issuance of stock in
lieu of director fees           4,844              49           3,951               --            4,000

Stock options
exercised                      14,616             146           6,354               --            6,500

Net stock issued
under cashless
transaction                   143,062           1,431          (1,431)              --               --

Net income                         --              --              --            5,229            5,229
                          -----------     -----------     -----------      -----------      -----------

Balance 9/30/99             5,859,449     $    58,595     $ 2,631,762      ($1,976,386)     $   713,971


Issuance of stock in
lieu of director fees           3,334              33           3,967               --            4,000

Stock options
exercised                      25,000             250          10,687               --           10,937

Net stock issued
under cashless
transaction                    18,015             180            (180)              --               --

Net income                         --              --              --           78,715           78,715
                          -----------     -----------     -----------      -----------      -----------

Balance 9/30/00             5,905,798     $    59,058     $ 2,646,236      ($1,897,671)     $   807,623
                          ===========     ===========     ===========      ===========      ===========



   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                             STATEMENTS OF CASH FLOW
                     Years Ended September 30, 2000 and 1999


                                                             2000           1999
                                                             ----           ----
Cash flows from operating activity:
    Net income                                          $  78,715      $   5,229
    Adjustments to reconcile net income to net cash
    from operating activity:
        Depreciation and amortization                      21,158         33,513
        Amortization of covenant not to compete            37,944         37,944
        Inventory valuation reserve                        (2,000)        12,000
        Stock issued in lieu of board fees                  4,000          4,000
         (Increase) decrease in:
            Accounts receivable                           (39,317)       342,748
            Inventories                                  (503,754)       (99,642)
            Prepaid expenses                                6,398         (3,200)
        Increase (decrease) in:
            Accounts payable                               85,410       (107,579)
            Customer deposits                             (19,564)        21,077
            Accrued expenses                               (2,631)       (10,460)
                                                        ---------      ---------

    Net cash flows from operating activities             (333,641)       235,630
                                                        ---------      ---------

Cash flows from investing activities:
    Capital expenditures                                   (4,454)        (5,411)
                                                        ---------      ---------

    Net cash flows from investing activities               (4,454)        (5,411)
                                                        ---------      ---------

Cash flows from financing activities:
    Net borrowing under line-of-credit agreement          220,600        (35,884)
    Exercise of stock options                              10,937          6,500
    Principal payments on debt                            (15,312)       (13,853)
    Principal payments on covenant not to compete         (26,174)       (25,180)
                                                        ---------      ---------

    Net cash flows from financing activities              190,051        (68,417)
                                                        ---------      ---------

Increase (decrease) in cash                              (148,044)       161,802
Cash  - beginning of year                                 181,902         20,100
                                                        ---------      ---------

Cash - end of period                                    $  33,858      $ 181,902
                                                        =========      =========


   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    Ballistic Recovery Systems, Inc. (the "Company") designs, manufactures and distributes rocket deployed whole-aircraft emergency parachute systems for use on recreational aircraft and certain models of general aviation aircraft. The emergency parachute systems are intended to be used in the event of an in-air emergency and are designed to bring down the entire aircraft and its occupants under a parachute canopy.

    The Company has also been successful in its efforts to expand its product line through the use of company sponsored development and outside engineering contracts. The Company has completed development of an emergency recovery system for a four-place general aviation aircraft, known as the Cirrus Design SR20 (SR20). This aircraft was certified by the Federal Aviation Administration (FAA) in October 1998 and features the Company's parachute as standard equipment. The SR20 is in serial production and the Company began delivering the first parachute systems to the customer during fiscal year 1999 with deliveries continuing throughout fiscal year 2000. The Company began development of an emergency parachute system for the next generation of Cirrus Design aircraft known as the SR22. Development and certification is expected to be completed by the end of calendar year 2000 with deliveries beginning during the first quarter of calendar year 2001. In September 2000, the Company entered into an agreement to bring production of its system for the Cessna 150/152 model aircraft . The Company expects this system to be produced and distributed in early calendar year 2001. Subsequent to fiscal year 2000, the Company also entered into a contract to develop and market a product for the Cessna 172 model of aircraft. The development and certification for the Cessna 172 is expected to take 12 to 18 months to complete. The Company's products are sold both domestically and internationally.

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

    CASH CONCENTRATIONS

    Bank balances periodically exceeded federally insured levels during 2000 and 1999.

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

                                BALLISTIC RECOVERY SYSTEMS, INC.
                                  NOTES TO FINANCIAL STATEMENTS
                             YEARS ENDED SEPTEMBER 30, 2000 AND 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    LEGAL MATTER

    The Company was named in a lawsuit based on a claim from a former supplier of the Company. The Company made a counter claim against the vendor for damages sustained by the Company. The Company believes that its counter claim is valid and that the potential for future liability in this matter is not material to the Company's financial position. Nevertheless, it is at least reasonably possible that a judgment could be entered against the Company, although that amount, if any, cannot be estimated. Resolution of this matter is expected within the next year.

    CUSTOMER CONCENTRATION

    One major customer, Cirrus Design Corporation, represented 31.5% of the Company's total sales in fiscal year 2000. This customer also accounted for 68.2% of accounts receivable at September 30, 2000. During the fiscal year ended September 30, 1999, the Company was not dependent on any single customer that accounted for more that 10% of its sales. The Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

    INVENTORIES

    Inventories are recorded at the lower of cost (determined on a first-in basis) or market. 35.4% of the inventory on hand at September 30, 2000 related to unique components used in products for the Company's major customer as referred to above. The estimated loss that management believes is probable is included in the inventory valuation allowance. Due to uncertainties, however, it is at least reasonably possible that management's estimate will change during the next year. That amount cannot be estimated.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    STOCK-BASED CONSIDERATION

    The Company has applied the fair value based method of accounting for employee and non-employee stock-based consideration and/or compensation in accordance with FASB Statement 123.

    COMPREHENSIVE INCOME

    SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the fiscal years ended September 30, 2000 and 1999, net income and comprehensive income were equivalent.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosure of the estimated fair value of financial instruments as follows:

        SHORT-TERM ASSETS AND LIABILITIES:

        The fair values of cash, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

        LONG-TERM DEBT:

        The fair value of long-term debt approximate their carrying value because the terms are equivalent to borrowing rates currently available to the company for debt with similar terms and maturities.

    EARNINGS PER SHARE

    The company has implemented FASB 128: Earnings Per Share. Basic EPS excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution from stock options and is computed using the treasury stock method. Under the treasury stock method stock options are assumed to have been exercised at the beginning of the period if the exercise price exceeds the average market price during the period.

                                        Shares               Days                  Weighted
        Dates Outstanding           Outstanding          Outstanding            Average Shares
        -----------------           -----------          -----------            --------------
        10/1/99 to 9/30/00            5,859,449              365                  5,859,449
        11/17/99 to 9/30/00              15,158              317                     13,165
        11/22/99 to 9/30/00              25,000              312                     21,370
        1/12/00 to 9/30/00                2,857              261                      2,043
        9/30/00                           3,334                0                          0
                                                                                  ---------

        Weighted-Average Shares for basic EPS                                     5,896,026


                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    EARNINGS PER SHARE (CONTINUED)

        Incremental shares from assumed exercise of options                     213,776
                                                                              ---------

        Adjusted Weighted-Average Shares for diluted EPS                      6,109,802
                                                                              =========

        Income available to common stockholders                               $  78,715
                                                                              =========


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

    ADVERTISING EXPENSES

    Non-direct response advertising expenses are recognized in the period incurred. Non-direct response advertising expenses totaled $45,804 in 2000 and $30,642 in 1999.

    At the end of fiscal year 1999 the Company commenced a direct response advertising effort to receive funding for the development of a parachute system for the Cessna 172 aircraft. Costs of this direct response advertising of $4,523 were capitalized in fiscal year 1999. These capitalized costs were expensed during fiscal year 2000 as the program took on a new direction.

2. NEW PRODUCT DEVELOPMENT, RESEARCH AND DEVELOPMENT FUNDING AND INCOME RECOGNITION

    During fiscal year 1999 and continuing throughout fiscal year 2000, the Company began delivery of systems for a newly certified aircraft known as the Cirrus Design SR20 (SR20). The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company's parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft. The Company shared in the costs to develop and certify the parachute system for this aircraft.

    During fiscal year 2000, the Company began development and testing for the next generation of Cirrus Design aircraft called the SR22. The SR22 is heavier and faster than the predecessor SR20. Development and certification is expected to be completed by the end of calendar year 2000 with deliveries beginning during the first quarter of calendar year 2001. The Company shared in the costs to develop the parachute system for this aircraft. The net amount of expenses incurred by the Company is reflected in Research and Development expenses in the financial statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

2. NEW PRODUCT DEVELOPMENT, RESEARCH AND DEVELOPMENT FUNDING AND INCOME RECOGNITION (CONTINUED)

    In September 2000, the Company entered into an agreement to bring back its product for the Cessna 150/152 model aircraft which is expected to be back on the market in early calendar year 2001. Under the agreement the Company will develop a new rocket motor that will be used for the product and once reintroduced, the product will be marketed under an exclusive marketing agreement with an outside company. All expenditures to reintroduce the product will be recorded as expense as incurred.

    During fiscal year 1999, the Company completed a project through the Small Business Innovation Research grant (SBIR) program administered by NASA. The purpose of the grant was to perform research on low-cost, lightweight aircraft emergency recovery systems. The Company received initial funding during its fiscal year 1995 through a Phase I grant, and received subsequent funding through a Phase II grant beginning in fiscal year 1996. The Phase II grant, which began in March 1996, was for a maximum of $582,000 and was completed during the Company's fiscal year 1999. The Company was paid the complete $582,000 of the grant allocation. The purpose of the grant was not only to provide research in areas of interest to NASA, but also to develop products that can be commercialized by the small business entity. The Company hopes that the research will lead to products that have both military and civilian applications complimenting or enhancing the Company's current product line. For the years ended September 30, 1999, the Company recognized $84,997 as an offset to research and development expenditures for work performed on the Phase II project.

    Also during fiscal year 1999, the Company completed work under a development contract for a recovery system for a prototype-unmanned aircraft being developed by a government contractor. The contract that began in 1996 was for a maximum amount of $150,000, and called for the development and delivery of a series of recovery devices both for use in testing, and possibly in future production models. The Company was paid the complete $150,000 of the contract amount. $4,704 has been recognized as an expense offset under this purchase order as of September 30, 1999.

    At the end of fiscal year 1999, the Company began efforts to generate interest in a recovery system for the certified Cessna 172 aircraft. The Company began a marketing and media campaign designed to solicit purchase commitments from owners of Cessna 172 aircraft which would in turn provide partial or complete funding for the development and certification of the system. To date, the Company has received four signed purchase commitments and requests for contracts from over 100 additional prospects. Subsequent to the conclusion of fiscal year 2000, the Company entered into an agreement that would provide a substantial portion of the funding needed to develop and certify a recovery system for the Cessna 172. This agreement, in addition to the direct solicitations is expected to provide adequate funding for the development. and certification, which is expected to take 12 to 18 months from the end of calendar year 2000. The funding received will in part become an offset to research and development expenses in the future as expenses for the project are incurred.

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

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


3.  PURCHASE AND SUPPLY AGREEMENT (CONTINUED)

                                                  Exercise Price per
        Warr #    Exercise Period  Warrant Shares    Warrant Share     Purchase Commitment
        ------    ---------------  --------------    -------------     -------------------
         1      01-2002 to 02-2003    250,000            $1.00       250 units in calendar 2002
         2      01-2003 to 02-2004    250,000            $1.00       400 units in calendar 2003
         3      01-2003 to 02-2004    250,000            $1.25       400 units in calendar 2003
         4      01-2004 to 02-2005    650,000            $1.25       500 units in calendar 2004

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

    The non interest bearing note was paid off in December 1997. The 4% ten year note calls for monthly payments of $4,036 (November 1995 to October 2005). Payments under this agreement are unsecured.

    The present value of the Company's obligation under this agreement was recorded as an intangible asset and is being amortized over ten years as shown in the accompanying financial statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

4.  COVENANT NOT TO COMPETE (CONTINUED)

    Future payments under this agreement are as follows:

                                  Future    Present
                                 Dollars    Dollars
                                 -------    -------
        2001                      48,436     29,204
        2002                      48,436     32,584
        2003                      48,436     36,354
        2004                      48,436     40,561
        2005                      48,436     45,255
        Thereafter                 4,036      3,999
                               ---------  ---------
                                $246,216   $187,957
                               =========  =========

    The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten-year life and vests 20% per year over five years.

5.  LONG-TERM DEBT

    On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility that the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate, which was 8.25% at the time of signing. The index rate was 9.75% as of September 30, 2000, which computes to a total interest rate of 11.75%. The note has scheduled payments over a sixty-month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision, which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note. The balance on the loan at September 30, 2000 was $19,318. The carrying amount of this debt approximates fair value because the interest rate changes with market rates. This loan is secured by all of the Company's assets.

    Future maturities on long-term debt at September 30, 2000 are as follows:

        2001          $16,873
        2002            2,445
                        -----

                      $19,318
                      =======

6.  OTHER FINANCIAL INFORMATION

    INVENTORIES

    Inventories consisted of the following at September 30, 2000 and 1999:

                                  2000       1999
                                  ----       ----
    Raw materials               $219,175   $230,455
    Work in process              506,281     88,837
    Finished goods               120,653     21,063
                                --------   --------
        Total Inventories       $846,109   $340,355
                                ========   ========

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

6.  OTHER FINANCIAL INFORMATION (CONTINUED)

    DEPRECIATION EXPENSE

    Depreciation expense totaled $22,630 in 2000 and $22,547 in 1999.

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

    EXPORT SALES

    The Company's international sales are made through independent representatives in various foreign countries. International sales as a percentage of total sales were 11% in 2000 and 24% in 1999.

    MAJOR SUPPLIERS

    During the fiscal years ended September 30, 2000 and 1999, the Company purchased its parachutes from a certain key vendor. The Company manufactures its own ballistic devices. The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company's needs.

    RELATED PARTY

    The Company contracts with an officer/shareholder of the Company to coordinate its advertising. Total advertising expenses were $50,327 for fiscal year 2000, with $34,888 of this total being paid to this individual. Total advertising expenses for 1999 were $30,642. The advertising rates charged are at or below current market rates. The Company owed this related party $20,358 as of September 30, 2000 and $53,696 as of September 30, 1999.

    PROFIT SHARING PLAN

    The Company adopted a defined contribution profit sharing plan in fiscal year 2000, which covers most of its employees. The Company contribution to this plan totaled $5,974 in 2000.

7.  LINE-OF CREDIT BORROWINGS

    Since February 28, 2000, the Company has been operating under a $250,000 line-of-credit for use in operations. The line-of-credit was established on an annual renewal basis and is secured by all of the Company's assets. The latest line-of-credit expires February 28, 2001. The line calls for a variable interest rate of 1.5% over the bank's index rate. At September 30, 2000, the Company had balance due of $220,600 under the line, which carried an interest rate of 11.25%. The previous line-of-credit was for $150,000 and was in place for the first portion of fiscal year 1999. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


8.  INCOME TAXES

    Income taxes consisted of the following at September 30:

                                                                 2000         1999
                                                                 ----         ----
          Current:
            Federal                                           $    --      $    --
            State                                                  --           --
            State alternative minimum tax and minimum fee      (1,000)        (300)
                                                              -------      -------
                                                               (1,000)        (300)
                                                              -------      -------
          Deferred:
            Federal                                                --           --
            State                                                  --           --
                                                              -------      -------
                                                                   --           --
                                                              -------      -------

          Income tax benefit (expense)                        $(1,000)     $  (300)
                                                              =======      =======

    The reconciliation between expected federal income tax rates is as follows:

                                                           2000         2000           1999         1999
                                                         Amount      Percent        Amount       Percent
                                                       --------      -------       --------      -------

          Expected federal tax                         $(26,800)       (34.0%)     $ (1,800)       (34.0%)
          Surtax exemption                                8,300         10.5            800         15.3
          State income tax, net
            of federal tax
            benefit                                      (5,100)        (6.5)          (300)        (5.7)
          Valuation and utilization
            of net operating loss
            carryforwards                                23,600         30.0          1,300         24.5
          State AMT                                        (700)         (.9)            --           --
          State minimum fee                                (300)         (.4)          (300)        (5.7)
                                                       --------       ------       --------       ------

                                                       $ (1,000)        (1.3)%     $   (300)        (5.7)%
                                                       ========       ======       ========       ======


        Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

                                                                     2000            1999
                                                                  ----------      ----------
          Deferred tax assets:
            Allowance for doubtful accounts                       $    1,000      $    1,000
            Inventory valuation allowance                             20,000          21,000
            Section 263A adjustment                                   28,500          12,000
            Depreciation of leaseholds                                (7,100)         (4,000)
            Amortization of fuel formulations                          4,100            -
            Vacation accrual                                           5,200           5,400
            Other accruals                                           (10,000)          2,600
            Net operating loss carryforwards                         871,000         942,000
                                                                  ----------       ---------


                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


8.      INCOME TAXES (CONTINUED)

          Gross deferred tax asset                 912,700        980,000
          Valuation allowance                     (612,700)      (680,000)
                                                 ---------      ---------

          Net deferred tax asset                   300,000        300,000
          Deferred tax liability                        --             --
                                                 ---------      ---------
          Net deferred tax asset (liability)     $ 300,000      $ 300,000
                                                 =========      =========

          Current deferred tax asset             $  25,000      $  25,000
          Long-term deferred tax asset             275,000        275,000
                                                 ---------      ---------

          Net deferred tax asset (liability)     $ 300,000      $ 300,000
                                                 =========      =========


        The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain timing differences. The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $300,000 of deferred tax assets will be utilized. The remaining valuation allowance of $612,700 at September 30, 2000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.

        At September 30, 2000, the Company has carryforwards available to offset future taxable income as follows:


                     Federal        Federal            State
                   Regular NOL      AMT NOL             NOL
                   -----------      -------             ---

          2003     $       --     $   10,000      $      --
          2004        474,000        512,000             --
          2005        713,000        706,000             --
          2006        132,000        126,000             --
          2007        113,000        106,000             --
          2008        457,000        450,000             --
          2009        181,000        175,000        110,000
          2013          9,000          7,000          8,000
                   ----------     ----------      ---------

                   $2,079,000     $2,095,000      $ 118,000
                   ==========     ==========      =========

9.  COMMON STOCK

    STOCK OPTIONS

    The Company has issued options to various directors, officers, employees and others on a discretionary basis.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


9.  COMMON STOCK (CONTINUED)

    STOCK OPTIONS (CONTINUED)

    Transactions during 2000 and 1999, for these issuances were as follows:

                                              Number      Option Price
                                           of Shares      Range per Share
                                           ---------      ---------------

     Balance at September 30, 1998           699,362      $0.25 to $0.75

     Granted                                  60,000             $0.50
     Exercised                               (14,616)     $0.25 to $0.56
     Converted to stock under cashless
          transaction                       (190,134)     $0.25 to $0.75
                                          ----------

     Balance at September 30, 1999           554,612      $0.25 to $0.75

     Granted                                  87,500      $0.50 to $1.25
     Exercised                               (25,000)            $0.44
     Converted to stock under cashless
          transaction                        (22,850)     $0.25 to $0.56
     Expired                                (122,000)     $0.43 to $0.56
                                          ----------

     Balance at September 30, 2000           472,262      $0.25 to $1.25
                                          ==========


     At September 30, 2000:
         Options vested and exercisable      432,262
         Shares available for options            -0-


10. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases its production facility on an airport in South St. Paul, Minnesota. Total rental expense for operating leases during 2000 and 1999 was $36,017 and $32,307, respectively.

    Future minimum lease payments required on non-cancelable operating leases at September 30, 2000 are as follows:


    2001              $34,224
    2002               34,224
    2003                8,556
                      -------

                      $77,004
                      =======


                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


11.SUPPLEMENTAL CASH FLOW INFORMATION

                                  2000       1999
                                  ----       ----
    Cash paid for:
         Interest                $37,262    $42,158
         Income taxes              1,000        325


    Summary of non cash activity:

    - Common stock was issued in lieu of director's fees of $4,000 and $4,000, for 2000 and 1999, respectively.

    - Options to acquire 5,000 shares, 17,850 shares and 190,134 shares of the Company's common stock were converted into 2,857 shares, 15,158 shares and 143,063 shares of the Company's common stock in a cashless transaction on January 12, 2000, November 17, 1999 and July 20, 1999, respectively.

    - Stock options for common stock were exercised in lieu of director's fees of $1,500 for 1999.

12.SUBSEQUENT EVENT

   Upon satisfaction of contingencies on November 2, 2000, an agreement between the Company and Charles F. Parsons (d.b.a. Millennium Aerospace) dated October 26, 2000 became effective. The purpose of the agreement was to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company. The Agreement called for an investment by Parsons of $200,000. The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company's Common Stock and $90,000 for research and development. The funding will be used towards research and development for the BRS GARD-172 product, which is expected to be carried out over the next 12 to 18 months. Following completion of the product, the Company will seek Federal Aviation Administration (FAA) approval, which will allow the product to be installed on certified Cessna 172 series aircraft. Once certified by the FAA, the Company will begin production and distribution of the product and Parsons will market and distribute the product.

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

ITEM 10.EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


        (a)    EXHIBITS (CONTINUED)

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

                             27             Financial  Data Schedule for the
                                            2000 10KSB is incorporated herein by
                                            reference.


(b) The Company did not file any Current Reports on Form 8-K during the fourth quarter ended September 30, 2000.

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


Signature                          Title                        Date
---------                          -----                        ----
 /s/ Darrel D. Brandt            Director                 November 30, 2000
---------------------------
Darrel D. Brandt

 /s/ Boris Popov                 Director                 November 30, 2000
---------------------------
Boris Popov

 /s/ Robert L. Nelson            Director                 November 30, 2000
---------------------------
Robert L. Nelson

 /s/ Thomas H. Adams             Director                 November 30, 2000
---------------------------
Thomas H. Adams

/s/ Mark B. Thomas               Director                 November 30, 2000
---------------------------
Mark B. Thomas
