Form 10QSB
period 2000-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2001-01-30
CIK 801907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

     X   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
---------
         Act of 1934 (No Fee Required)

         For the quarterly period ended DECEMBER 31, 2000


         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

         For the transition period from __________ to __________


         Commission file number      0-15318
                                     -------


                         BALLISTIC RECOVERY SYSTEMS, INC
                 ----------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Minnesota                                     41-1372079
--------------------------------------             ----------------------------
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


     -----------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)



Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes        X          No
   ---------------      --------------



Number of shares outstanding as of January 25, 2001:       6,105,798
                                                    ------------------

                                      INDEX

                        BALLISTIC RECOVERY SYSTEMS, INC.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).                                  Page
                                                                             ----
          Balance sheets as of December 31, 2000 and September
          30, 2000.                                                             3

          Statements of operations for the three months ended
          December 31, 2000 and 1999.                                           4

          Statements of cash flow for the three months ended
          December 31, 2000 and 1999.                                           5

          Notes to financial statements at December 31, 2000.                   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                                 11


PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                                    14

Item 6.   Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                     15
----------

           PART I FINANCIAL INFORMATION - Item 1. Financial Statements

                        BALLISTIC RECOVERY SYSTEMS, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                        December 31,    September 30,
                            ASSETS                                          2000           2000
                                                                            ----           ----
Current assets:
     Cash                                                                   $292,626          $33,858
     Accounts receivable - net of allowance for doubtful
         accounts of $2,500 and $2,500, respectively                          25,070           98,391
     Inventories                                                             651,697          846,109
     Deferred tax asset - current portion                                     25,000           25,000
                                                                        ------------      -----------
         Total current assets                                                994,393        1,003,358
                                                                        ------------      -----------

Furniture, fixtures and leasehold improvements                               180,906          170,004
     Less accumulated depreciation                                          (121,747)        (116,339)
                                                                        ------------     ------------
         Furniture, fixtures and leasehold improvements - net                 59,159           53,665
                                                                        ------------      -----------

Other assets:
     Patents less accumulated amortization of
         $7,480 and $7,308, respectively                                       4,184            4,356
     Deferred tax asset - long-term portion                                  275,000          275,000
     Other intangible assets less accumulated amortization of
         $28,269 and $25,699, respectively                                    23,129           25,699
     Covenant not to compete less accumulated
         amortization of $196,043 and $186,557, respectively                 183,395          192,881
                                                                        ------------      -----------
         Total other assets                                                  485,708          497,936
                                                                        ------------     ------------

Total assets                                                              $1,539,260       $1,554,959
                                                                        ============     ============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $68,241         $143,990
     Customer deposits                                                        93,311           74,693
     Accrued payroll                                                          35,699           35,039
     Other accrued liabilities                                               121,331           65,738
     Line-of-credit borrowings                                                70,600          220,600
     Current portion of bank note                                             15,252           16,874
     Current portion of covenant not to compete                               30,015           29,204
                                                                        ------------      -----------
         Current liabilities                                                 434,449          586,138
                                                                        ------------      -----------

Long-term bank note and covenant, less current portions                      150,939          161,198
                                                                        ------------      -----------

Shareholders' equity:
     Common stock ($.01 par value; 10,000,000 shares authorized;
         6,105,798 and 5,905,798 shares, respectively, issued
         and outstanding)                                                     61,058           59,058
     Additional paid-in capital                                            2,754,236        2,646,236
     Accumulated deficit                                                  (1,861,422)      (1,897,671)
                                                                        ------------      -----------
         Total shareholders' equity                                          953,872          807,623
                                                                        ------------      -----------
Total liabilities and shareholders' equity                                $1,539,260       $1,554,959
                                                                        ============      ===========

     The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 2000 and 1999
                                   (UNAUDITED)

                                                                             2000             1999
                                                                             ----             ----
Sales                                                                       $794,470         $459,616
Cost of sales                                                                524,313          307,666
                                                                           ---------        ---------

Gross profit                                                                 270,157          151,950

Selling, general and administrative                                          142,814          106,509
Research and development, net (Note 2)                                        61,094           35,714
                                                                           ---------        ---------

Income from operations                                                        66,249            9,727

Other income (expense):
     Interest expense                                                        (11,381)         (10,124)
     Intangible amortization                                                 (12,056)          (8,989)
     Other - net                                                              (6,563)          (9,486)
                                                                           ---------        ---------

Net income (loss)                                                            $36,249         $(18,872)
                                                                           =========        =========


Basic earnings per share                                                       $0.01           $(0.00)
                                                                           =========        =========

     Weighted average number of shares outstanding                         6,034,059        5,731,131
                                                                           =========        =========

Diluted earnings per share                                                     $0.01            (0.00)
                                                                           =========        =========

     Weighted average number of shares outstanding                         6,247,835        6,057,733
                                                                           =========        =========


   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                           STATEMENTS OF CASH FLOW
               For the Three Months Ended December 31, 2000 and 1999
                                 (UNAUDITED)

                                                                             2000              1999
                                                                             ----              ----
Cash flows from operating activity:
     Net income (loss)                                                       $36,249         $(18,872)
     Adjustments to reconcile net income to net cash
     from operating activity:
         Depreciation and amortization                                         8,150            5,463
         Amortization of covenant not to compete                               9,486            9,486
         Inventory valuation reserve                                           9,000            3,000
         (Increase) decrease in:
             Accounts receivable                                              73,321           28,961
             Inventories                                                     185,412           (7,579)
             Prepaid expenses                                                    ---           (5,563)
         Increase (decrease) in:
             Accounts payable                                                (75,749)         (14,125)
             Customer deposits                                                18,618          (16,616)
             Accrued expenses                                                 56,253          (23,238)
                                                                            --------         --------

     Net cash flows from operating activities                                320,740          (39,083)
                                                                            --------         --------

Cash flows from investing activities:
     Capital expenditures                                                    (10,902)          (3,232)
                                                                            --------         --------

     Net cash flows from investing activities                                (10,902)          (3,232)
                                                                            --------         --------

Cash flows from financing activities:
     Net payments under line-of-credit agreement                            (150,000)            ---
     Proceeds from sale of stock                                             110,000             ---
     Exercise of stock options                                                   ---           10,937
     Principal payments on debt                                               (4,066)          (3,690)
     Principal payments on covenant not to compete                            (7,004)          (6,277)
                                                                            --------         --------

     Net cash flows from financing activities                                (51,070)             970
                                                                            --------         --------

Increase (decrease) in cash                                                  258,768          (41,345)
Cash  - beginning of year                                                     33,858          181,902
                                                                            --------         --------

Cash - end of period                                                        $292,626         $140,557
                                                                            ========         ========




   The Accompanying Notes are an Integral Part of these Financial Statements.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (UNAUDITED)

     A.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 2000.

     B.  INVENTORIES

         The components of inventory consist of the following:

                                                  12/31/00             09/30/00
                                                  --------             --------

         Raw materials                            $358,434             $219,175
         Work in process                           162,924              506,281
         Finished goods                            130,339              120,653
                                                  --------             --------
         Total inventories                        $651,697             $846,109
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

     E.  CUSTOMER CONCENTRATION

         One major customer, Cirrus Design Corporation, represented 53.4% of the Company's total sales for the quarter ended December 31, 2000 as compared to 21.0% for the same period last year. This customer's product is in the Company's general aviation product line. In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company's products, that alternative dealers or distributors can be established.

                        BALLISTIC RECOVERY SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (UNAUDITED)

     F.  NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION

         Upon satisfaction of contingencies on November 2, 2000, an agreement between the Company and Charles F. Parsons (d.b.a. Millennium Aerospace) dated October 26, 2000 became effective. The purpose of the agreement was to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company. The Agreement called for an investment by Parsons of $200,000. The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company's Common Stock and $90,000 for research and development. The funding will be used towards research and development for the BRS GARD-172 product, which is expected to be carried out over the next 12 to 18 months. Following completion of the product, the Company will seek Federal Aviation Administration (FAA) approval, which will allow the product to be installed on certified Cessna 172 series aircraft. Once certified by the FAA, the Company will begin production and distribution of the product and Parsons will market and distribute the product. Under additional terms of the agreement, the Company will continue its efforts to solicit Cessna 172 owners for deposits, which will secure their purchase commitments for the product once certified. To date, the Company has received four deposits from customers and will continue its efforts throughout the remainder of the current fiscal year.

         During the past several years, the Company's primary general aviation product has been for the Cirrus Design SR20 (SR20). During this fiscal quarter, the Company completed testing and certification for the next generation Cirrus Design aircraft called the SR22. Deliveries of the first two systems for the SR22 were made in December 2000. The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company's parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft. The Company shared in the costs to develop and certify the parachute system for this aircraft. The SR22 received FAA certification in November 2000 and also has the Company's product installed as standard equipment. The SR22 is heavier and faster than the predecessor SR20. The Company shared in the costs to develop the parachute system for the SR22 as well. The net amount of expenses incurred by the Company is reflected in Research and Development expenses in the financial statements.

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

     G.  PURCHASE AND SUPPLY AGREEMENT

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

                                   BALLISTIC RECOVERY SYSTEMS, INC.
                                    NOTES TO FINANCIAL STATEMENTS
                                          December 31, 2000
                                             (UNAUDITED)

     G.  PURCHASE AND SUPPLY AGREEMENT (Continued)

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

                                         BALLISTIC RECOVERY SYSTEMS, INC.
                                          NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 2000
                                                    (UNAUDITED)

     H.  COVENANT NOT TO COMPETE (Continued)

         Future payments under this agreement are as follows:

                                           Future       Present
                                           Dollars      Dollars
                                          -------       -------
         2001                              36,327       22,200
         2002                              48,436       32,584
         2003                              48,436       36,354
         2004                              48,436       40,561
         2005                              48,436       45,255
         Thereafter                         4,036        3,999
                                         --------     --------
                                         $234,107     $180,953
                                         ========     ========

         The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25. This option has a ten-year life and vested 20% per year over five years.

     I.  LONG-TERM DEBT

         On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030. The purpose of the loan was to pay for renovations to the current production facility that the company took possession of on October 1, 1996. The note calls for interest at a rate 2% over the bank's index rate, which was 8.25% at the time of signing. The index rate was 9.75% as of December 31, 2000, which computes to a total interest rate of 11.75%. The note has scheduled payments over a sixty-month period of $1,501 per month. The scheduled maturity date of the note is November 5, 2001. However, the note has a demand provision, which can be exercised by the bank at any time, but no demand for payment in full is expected during the term of the note. The balance on the loan at December 31, 2000 was $15,252. The carrying amount of this debt approximates fair value because the interest rate changes with market rates. This loan is secured by all of the Company's assets.

         Future maturities on long-term debt at December 31, 2000 are as follows:

         2001                $12,807
         2002                  2,445
                             -------
                             $15,252
                             =======
J.       LINE-OF-CREDIT BORROWINGS

         Since February 28, 2000, the Company has been operating under a $250,000 line-of-credit for use in operations. The line-of-credit was established on an annual renewal basis and is secured by all of the Company's assets. The latest line-of-credit expires February 28, 2001. The line calls for a variable interest rate of 1.5% over the bank's index rate. At December 31, 2000, the Company had balance due of $70,600 under the line, which carried an interest rate of 11.25%. The Company expects to renew the line each year following the review of its financial results and projections with the bank.

                           BALLISTIC RECOVERY SYSTEMS, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                   December 31, 2000
                                       (UNAUDITED)

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

         The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $300,000 of deferred tax assets will be utilized. The remaining valuation allowance of $612,700 at December 31, 2000 is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

SALES

Sales for the first quarter of fiscal year 2001 were $794,470, an increase of $334,854 or 72.9% from the $459,616 reported for the same quarter of fiscal year 2000. The increase is primarily attributed to the Company's new general aviation product. In current fiscal year quarter, revenues derived from the Company's general aviation product accounted for 53.4% of revenues as compared to 21.0% during the same prior year quarter. The Company's primary customer for its general aviation product, Cirrus Design (Cirrus), is expected to continue to increase its manufacturing volumes for its aircraft during 2001. In addition to the SR20 model of aircraft, Cirrus received FAA certification of the next generation of aircraft the SR22, in November 2000. As a result, the Company is forecasting further growth in 2001 in its general aviation revenues. However, volume projections and timing of those volumes is uncertain at this time.

The Company's sport aviation business has maintained levels consistent with that of the prior year. Within the sport aviation business, the international markets for the Company's products have been affected by a number of factors. These factors include a strong US currency that raises the cost of the Company's exports, increased competition in Europe, and increasing government regulations that make it more challenging to transport the Company's product abroad. This has resulted in consistently weaker sales internationally than in previous years. In addition, certain markets may be reaching a saturation point for the Company's sport aviation product. The Company has expanded its efforts to improve international business for its sport aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

GROSS MARGIN

Gross margin as a percentage of revenues was 34.0% compared to 33.1% for the prior year quarter. Despite increases in raw materials and labor costs, the consistent gross margin is the result of leveraging the Company's operations personnel and manufacturing overhead over a larger revenue base. The Company's gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies. Such variations will probably continue to impact gross margin percentages in future reporting periods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative costs were up in actual dollars for the current fiscal year compared to the same prior year period but decreased as a percent of sales by 5.2%. The dollar increase is primarily due to increased advertising, travel expenses for the promotion of the Company's products and staff additions. Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

RESEARCH AND DEVELOPMENT

Outside funding has offset a portion of research and development costs for both years. Net research and development costs were higher in the current fiscal year quarter, but still remained a relatively low 7.7% of sales, which is consistent with that of the prior year. Research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company's success. This role will include not only that of future product developments, but in the exploitation of currently developed products for additional applications. The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

NET INCOME (LOSS)

The first quarter of fiscal year 2001 was the first profitable first quarter for the Company since 1990. Net income of 36,249, was 4.6% of gross revenues or $0.01 per share as compared to a net loss in the prior year comparative quarter. As the Company expands into different aircraft markets and expands its product applications, market conditions will determine ultimate sales levels and profitability.

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

In November 2000, the Company entered into an agreement, which provided $200,000 of the funding necessary to develop and certify a parachute recovery system for the Cessna 172 aircraft. The agreement provides funding that will be utilized to offset a portion of the expenditures necessary for that project. In addition, the Company will continue to seek funding from individual Cessna 172 owners that will be required to make non-refundable deposits towards the future delivery of the product. The Company is confident that the development and certification of the Cessna 172 system will be completed within 12 to 18 months, but there can no assurance that the system will receive certification or if certified, will obtain adequate funding or sell in volumes that will have a material impact on the Company.

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

The Company's general aviation product is standard equipment on the Cirrus SR20, which received Federal Aviation Administration (FAA) certification in October 1998. In addition, in November 2000, Cirrus received FAA certification on the next generation of aircraft called the SR22. The SR22, like the SR20, uses the Company's parachute system as a standard feature. The Company delivered 39 units to Cirrus during the current fiscal quarter. As of January 2001, Cirrus has firm orders for 440 SR20 models and 199 SR22 models, which will include the Company's parachute system. Cirrus has delivered 106 aircraft as of the same time period. Cirrus expects to be able to fill this backlog during the next 24 months. Future production volumes for the aircraft, and therefore, the Company's parachute systems, will be dictated by ultimate market demands.

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

Item 6.  Exhibits and Reports on Form 8-K

         There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended December 31, 2000.

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



Dated January 29, 2001