Form 10QSB
period 2001-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2001-05-08
CIK 801907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the quarterly period ended March 31, 2001

☐       Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from __________ to __________
Commission file number	0-15318

BALLISTIC RECOVERY SYSTEMS, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota	41-1372079
(State or Other Jurisdiction of	(IRS Employer ID Number)
Incorporation or Organization)

300 Airport Road, South St. Paul, Minnesota, 55075-3541
(Address of Principal Executive Offices)

(651) 457-7491
(Issuer's Telephone Number Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

Number of shares outstanding as of May 6, 2001:	6,105,798

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

Balance sheets as of March 31, 2001 and September 30, 2000.

Statements of operations for the three months and six months ended March 31, 2001 and 2000.

Statements of cash flow for the six months ended March 31, 2001 and 2000.

Notes to financial statements at March 31, 2001.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I FINANCIAL INFORMATION - Item I.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.
BALANCE SHEETS
(UNAUDITED)

	March 31,	September 30,
ASSETS	2001	2000
Current assets:
Cash	$254,364	$33,858
Accounts receivable - net of allowance for doubtful accounts of $2,500and $2,500, respectively	47,809	98,391
Inventories	611,331	846,109
Deferred tax asset – current portion	25,000	25,000
Total current assets	938,504	1,003,358

Furniture, fixtures and leasehold improvements	198,788	170,004
Less accumulated depreciation	(127,155)	(116,339)
Furniture, fixtures and leasehold improvements - net	71,633	53,665

Other assets:
Patents less accumulated amortization of $7,651 and $7,308, respectively	4,013	4,356
Deferred tax asset - long-term portion	275,000	275,000
Other intangible assets less accumulated amortization of $30,839 and $25,699, respectively	64,784	25,699
Covenant not to compete less accumulated amortization of $205,529 and $186,557, respectively	173,909	192,881
Total other assets	517,706	497,936

Total assets	$1,527,843	$1,554,959

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$76,425	$143,990
Customer deposits	85,955	74,693
Accrued payroll	32,938	35,039
Other accrued liabilities	96,314	65,738
Line-of-credit borrowings	---	220,600
Current portion of bank note	11,086	16,874
Current portion of covenant not to compete	30,848	29,204
Current liabilities	333,566	586,138

Long-term bank note and/or covenant , less current portions	142,907	161,198

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,105,798 and 5,905,798 shares, respectively, issued and outstanding)	61,058	59,058
Additional paid-in capital	2,754,236	2,646,236
Accumulated deficit	(1,763,924)	(1,897,671)
Total shareholders’ equity	1,051,370	807,623

Total liabilities and shareholders’ equity	$1,527,843	$1,554,959

The accompanying notes are an integral part of these financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended March 31, 2001 and 2000
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2001	2000	2001	2000
Sales	$942,816	$531,586	$1,737,286	$991,202
Cost of sales	606,895	347,670	1,131,208	655,336

Gross profit	335,921	183,916	606,078	335,866

Selling, general and administrative	170,619	146,603	313,433	253,112
Research and development	44,176	44,214	105,270	79,928

Income from operations	121,126	(6,901)	187,375	2,826

Other income (expense):
Interest expense	(7,198)	(7,056)	(18,579)	(16,045)
Intangible amortization	(12,056)	(9,486)	(24,112)	(18,972)
Other income (expense)	(4,374)	(11,473)	(10,937)	(21,597)
Net income (loss)	$97,498	($34,916)	$133,747	($53,788)

Basic earnings per share	$0.02	($0.01)	$0.02	($0.01)

Weighted average number of shares outstanding	6,069,534	5,902,464	6,069,534	5,902,464

Diluted earnings per share	$0.02	($0.01)	$0.02	($0.01)

Weighted average number of shares outstanding	6,299,810	6,229,066	6,299,810	6,229,066

The accompanying notes are an integral part of these financial statements.

        BALLISTIC RECOVERY SYSTEMS, INC.
STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash
For the Six Months Ended March 31, 2001 and 2000
(UNAUDITED)

	2001	2000
Cash flow from operating activity:
Net income (loss)	$133,747	($53,788)
Adjustments to reconcile net income to net cash from operating activity:
Depreciation and amortization	16,299	16,065
Amortization of covenant not to compete	18,972	18,972
Inventory valuation reserve	9,000	6,000
(Increase) decrease in:
Accounts receivable	50,582	28,144
Inventories	225,778	(159,685)
Prepaid expenses	---	(6,000)
Increase (decrease) in:
Accounts payable	(67,565)	40,166
Customer deposits	11,262	(27,115)
Accrued expenses	28,476	(26,515)

Net cash from operating activities	426,551	(163,756)

Cash flow from investing activities:
Investment in other intangible assets	(44,225)	---
Capital expenditures	(28,784)	(7,187)

Net cash from investing activities	(73,009)	(7,187)

Cash flow from financing activities:
Net payments under line-of-credit agreement	(220,600)	---
Proceeds from sale of stock	110,000	---
Principal payments on bank note	(8,232)	(8,916)
Exercise of stock options	---	10,937
Principal payments on covenant not to compete	(14,204)	(12,730)

Net cash from financing activities	(133,036)	(10,709)

Increase (decrease) in cash	220,506	(181,652)
Cash - beginning of year	33,858	181,902

Cash - end of period	$254,364	$250

The accompanying notes are an integral part of these financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2001
(UNAUDITED)

A.         BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 2000.

B.          INVENTORIES

The components of inventory consist of the following:
	03/31/01	09/30/00
Raw materials	$336,233	$219,175
Work in process	152,833	506,281
Finished goods	122,265	120,653
Total inventories	$611,331	$846,109

C.          ACCOUNTS RECEIVABLE

The Company sells to domestic and foreign companies.  The Company grants uncollateralized credit to some customers, but the majority of sales are prepaid or shipped cash on delivery (COD).  In addition, the Company’s research and development projects are billed to its customers on an uncollateralized credit basis with terms of between net 15 and net 30 days.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year.  That amount cannot be estimated.

D.         CUSTOMER DEPOSITS

The Company requires order deposits from most of its domestic and international customers.  These deposits represent either partial or complete down payments for orders.  These down payments are recorded as customer deposits.  The deposits are recognized as revenue when the product is shipped.

E.          CUSTOMER CONCENTRATION

One major customer, Cirrus Design Corporation, represented 54.4% and 54.0% of the Company’s total sales for the quarter ended and year to date periods of March 31, 2001 as compared to 26.1% and 23.7% for the same periods last year.  The Company supplies parachute systems to Cirrus from its general aviation product line.  In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell to the end customer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, that alternative dealers or distributors can be established.

F.          NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION

Upon satisfaction of contingencies on November 2, 2000, an agreement between the Company and Charles F. Parsons (d.b.a. Millennium Aerospace) dated October 26, 2000 became effective.  The purpose of the agreement was to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  The funding will be used towards research and development for the BRS-172 product, which is expected to be carried out over the next 12 to 18 months.  Following completion of the product, the Company will seek Federal Aviation Administration (FAA) approval, which will allow the product to be installed on certified Cessna 172 series aircraft.  Once certified by the FAA, the Company will begin production and distribution of the product and Parsons will market and distribute the product.  Under additional terms of the agreement, the Company will continue its efforts to solicit Cessna 172 owners for deposits, which will secure their purchase commitments for the product once certified.  To date, the Company has received four deposits from customers and will continue its efforts throughout the remainder of the current fiscal year.

During the past several years, the Company’s primary general aviation product has been for the Cirrus Design SR20 (SR20).  During the first fiscal quarter of this year, the Company completed testing and certification for the next generation Cirrus Design aircraft called the SR22.  First deliveries were made in December 2000, and continued through the current fiscal quarter.  The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company’s parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification of the SR20 in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft.  The Company shared in the costs to develop and certify the parachute system for this aircraft.  The SR22 recieved FAA certification in November 2000 and also has the Company’s product installed as standard equipment.  The SR22 is heavier and faster than the predecessor SR20.  The Company shared in the costs to develop the parachute system for the SR22 as well.  The net amount of expenses incurred by the Company is reflected in Research and Development expenses in the financial statements.

In September 2000, the Company entered into an agreement to bring back its product for the Cessna 150/152 model aircraft, which is expected to be back on the market in mid-calendar year 2001.  Under the agreement the Company will develop a new rocket motor that will be used for the product and once reintroduced, the product will be marketed under an exclusive marketing agreement with an outside company.

G..         PURCHASE AND SUPPLY AGREEMENT

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus Design Corporation (Cirrus), the manufactured of the SR20 aircraft that utilizes the Company’s parachute system as standard equipment.  Under the Agreement, Cirrus has been issued four warrants to acquire an aggregate of up to 1.4 million shares of restricted Company stock.  In order to execute the warrants, Cirrus must meet certain purchase levels of the Company’s emergency parachute systems for the SR20 aircraft over the subsequent five years.  The purchase levels that must be achieved along with the corresponding number of shares under each warrant and warrant strike price are as follows:

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
Fiscal Year	Equity Contribution
2003	$250,000
2004	562,500
2005	812,500
Total	$1,625,000

H.         COVENANT NOT TO COMPETE

On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, and SCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.

In exchange for the above the Company agreed to make payments on the covenant not to compete.  The agreement did not involve a stock or asset purchase.  In addition, the Company did not agree to assume any liabilities of SCI or its president.  The payments required under this agreement contain a non-interest-bearing portion and a portion that bears interest at a rate below the Company's incremental borrowing rate.  Under generally accepted accounting principles the future payments have been discounted at the Company's incremental borrowing rate of 11.0% resulting in a present dollar valuation of $379,438 on the $584,362 future dollar valuation. The carrying amount of this debt approximates fair value because the interest rate approximates the Company’s incremental borrowing rate.

The non interest bearing note was paid off in December 1997.  The 4% ten year note calls for monthly payments of $4,036 (November 1995 to October 2005).  Payments under this agreement are unsecured.

The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over ten years as shown in the accompanying financial statements.

Future payments under this agreement are as follows:
	Future	Present
	Dollars	Dollars

2001	24,219	15,000
2002	48,436	32,583
2003	48,436	36,354
2004	48,436	40,561
2005	48,436	45,255
Thereafter	4,036	4,002
	$221,999	$173,755

The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25.  This option expires October 2005.

I.           LONG-TERM DEBT

On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030.  The purpose of the loan was to pay for renovations to the current production facility that the Company took possession of on October 1, 1996.  The note calls for interest at a rate 2% over the bank’s index rate, which was 8.25% at the time of signing.  The index rate was 9.75% as of March 31, 2001, which computes to a total interest rate of 11.75%.  The note has scheduled payments over a sixty-month period of $1,501 per month.  The scheduled maturity date of the note is November 5, 2001.  The carrying amount of this debt approximates fair value because the interest rate changes with market rates. This loan is secured by all of the Company’s assets.

J.           LINE OF CREDIT BORROWINGS

Since February 28, 2000, the Company has been operating under a $250,000 line-of-credit for use in operations.  The line-of-credit is established on an annual renewal basis and is secured by all of the Company’s assets. The line calls for a variable interest rate of 2% over the bank’s index rate.  At March 31, 2001, there was no outstanding balance under the line, which carried an interest rate of 11.25%.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

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

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $300,000 of deferred tax assets will be utilized.  The remaining valuation allowance of approximately $550,000 at March 31, 2001 is maintained on deferred tax assets, which the Company has not determined to be more likely than not realized at this time.

L.          RELATED PARTY TRANSACTION

During the quarter, the Company worked with a company on the development of the new rocket motor required for its product for the Cessna 150/152 model aircraft.   A company that is fifty percent owned by the Company’s President performed the rocket development.  The Company incurred $44,225 in development costs relating to the project.  $22,225 of this amount is reflected in accounts payable in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Sales

Sales for the current fiscal year quarter were $942,816, which was a 77% increase over the same quarter of fiscal year 2000.  On a year to date basis, sales of $1,735,286 were 75% over that of the same year to date period of the prior year.  The increase is attributed to the Company’s new general aviation products.  In the current fiscal year, revenues derived from the Company’s general aviation products accounted for approximately 54% of revenues on a quarterly and year to date basis compared to less than 27% in the prior fiscal year periods.  The Company’s primary customer, Cirrus Design Corporation (Cirrus), is expected to continue to increase manufacturing volumes for its aircraft throughout the remainder of 2001 for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2001 in its general aviation revenues.  However, volume projections and timing of those volumes is uncertain at this time.

The Company’s sport aviation business has maintained levels consistent with that of the prior year.  Within the sport aviation business, the international markets for the Company’s products have been affected by a number of factors.  These factors include a strong US currency that raises the cost of the Company’s exports, increased competition in Europe, and increasing government regulations that make it more challenging to transport the Company’s product abroad.  This has resulted in weaker sales internationally than in previous years.  In addition, certain markets may be reaching a saturation point for the Company’s sport aviation product.  The Company has expanded its efforts to improve international business for its sport aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

Gross Margin

For the current fiscal year quarter, gross margin as a percentage of revenues was 35.6% compared to 34.6% for the prior year.  On a year to date basis, the gross margin was 34.9% as compared to 33.9% for the prior year.  Despite increases in raw materials and labor costs, the consistent gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations will probably continue to impact gross margin percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs were up in actual dollars in 2001 compared to 2000 but decreased as a percent of sales by 9.5% for the current fiscal quarter and 7.5% on a year to date basis compared to the prior fiscal year.  The dollar increase is primarily due to increased advertising and shareholder related expenditures.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

Research and Development

Outside funding has offset a portion of research and development costs for both years.  Net research and development costs held even with that of the prior year during the current fiscal year quarter, and 32% higher in actual dollars on a year to date basis.  However, as a percentage of revenues, both the current quarter and year to date expenditures were lower that that of the prior year.  Research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  This role will include not only that of future product developments, but in the exploitation of currently developed products for additional applications.  The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

Net Income (Loss)

Net income of $97,498 for the current fiscal quarter was 10.3% of revenues or $0.02 per share, as compared to a net loss of $34,916, which was (6.6%) of revenues or ($0.01) per share for the prior fiscal year quarter.  Year to date net income of $133,747 was 7.7% of revenues or $0.02 per share, as compared to a net loss of $53,788, which was (5.4%) of revenues or ($0.01) per share in the prior year.  As the Company expands its product applications, market conditions will determine ultimate sales levels and profitability.

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

The Company systematically reduced its inventory levels from that of the beginning of the fiscal year as part of its cash management efforts and to reduce finished goods inventory.  This allowed the Company to payoff its bank line of credit and maintain cash reserves.  Even with the inventory reduction, the Company met all of its delivery commitments and maintained adequate inventory levels for future production requirements.

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

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 47 units in the current fiscal quarter as compared to 12 units for the same prior year period.  On a year to date basis, the Company delivered 86 units as compared to 21 units in the previous year.  As of the end of April 2001, Cirrus has firm orders for 423 SR20 models and 208 SR22 models, which will include the Company’s parachute systems.  Cirrus has delivered 144 aircraft as of the same time period.  Cirrus expects to be able to fill the backlog during the next 24 months.  Future production volumes for the aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects, anticipated Cirrus delivery orders and schedules, development, certification and financing of the Cessna 172 system, other business development activities as well as other capital spending, financial sources, and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, the elimination of funding for new research and development projects, the decline in unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was named in a lawsuit based on a claim from a former supplier of the Company.  The Company has made a counter claim against the vendor for damages sustained by the Company.  Although there can be no assurances, the Company believes that the counter claim is valid and the potential for future liability in this matter is not material to the Company’s financial position.

Item 6.  Exhibits and Reports on Form 8-K

There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLISTIC RECOVERY SYSTEMS, INC.

By /s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer

Dated May 6, 2001