Form 10QSB
period 2001-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2001-08-07
CIK 801907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended June 30, 2001
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from __________ to __________

Commission file number      0-15318

BALLISTIC RECOVERY SYSTEMS, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Minnesota	41-1372079

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer ID Number)

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

Yes ☒    No☐

Number of shares outstanding as of August 6, 2001:       6,105,798

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

PART I FINANCIAL INFORMATION - Item I.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.
BALANCE SHEETS
(UNAUDITED)

ASSETS	June 30, 2001	September 30, 2000

Current assets:
Cash	$469,244	$33,858
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $2,500, respectively	68,514	98,391
Inventories	518,615	846,109
Deferred tax asset – current portion	25,000	25,000

Total current assets	1,081,373	1,003,358

Furniture, fixtures and leasehold improvements	203,905	170,004
Less accumulated depreciation	(132,563)	(116,339)

Furniture, fixtures and leasehold improvements - net	71,342	53,665

Other assets:
Patents less accumulated amortization of $7,823 and $7,308, respectively	3,841	4,356
Deferred tax asset - long-term portion	275,000	275,000
Other intangible assets less accumulated amortization of $33,408 and $25,699, respectively	62,214	25,699
Covenant not to compete less accumulated amortization of $215,015 and $186,557, respectively	164,423	192,881

Total other assets	505,478	497,936

Total assets	$1,658,193	$1,554,959

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,967	$143,990
Customer deposits	83,453	74,693
Accrued payroll	37,735	35,039
Other accrued liabilities	97,612	65,738
Line-of-credit borrowings	---	220,600
Current portion of bank note	6,818	16,874
Current portion of covenant not to compete	31,704	29,204

Current liabilities	358,289	586,138

Long-term bank note and/or covenant , less current portions	134,653	161,198

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,105,798 and 5,905,798 shares, respectively, issued and outstanding)	61,058	59,058
Additional paid-in capital	2,754,236	2,646,236
Accumulated deficit	(1,650,043)	(1,897,671)

Total shareholders’ equity	1,165,251	807,623

Total liabilities and shareholders’ equity	$1,658,193	$1,554,959

The accompanying notes are an integral part of these financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended June 30, 2001 and 2000
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2001	2000	2001	2000

Sales	$1,001,199	$755,091	$2,738,485	$1,746,293
Cost of sales	652,360	481,997	1,783,568	1,137,333

Gross profit	348,839	273,094	954,917	608,960
Selling, general and administrative	168,737	127,863	482,170	380,975
Research and development	47,629	79,059	152,899	158,987

Income from operations	132,473	66,172	319,848	68,998
Other income (expense):
Interest expense	(5,078)	(8,770)	(23,657)	(24,815)
Intangible amortization	(12,055)	(9,486)	(36,167)	(28,458)
Other income (expense)	(1,459)	(9,132)	(12,396)	(30,729)

Net income (loss)	$113,881	$38,784	$247,628	$(15,004)

Basic earnings per share	$0.02	$0.01	$0.04	$(0.00)

Weighted average number of shares outstanding	6,081,622	5,902,464	6,081,622	5,902,464

Diluted earnings per share	$0.02	$0.01	$0.04	$(0.00)

Weighted average number of shares outstanding	6,091,374	6,229,066	6,091,374	6,229,066

The accompanying notes are an integral part of these financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash
For the Nine Months Ended June 30, 2001 and 2000
(UNAUDITED)

	2001	2000

Cash flow from operating activity:
Net income (loss)	$247,628	$(15,004)
Adjustments to reconcile net income to net cash from operating activity:
Depreciation and amortization	24,449	24,098
Amortization of covenant not to compete	28,458	28,458
Inventory valuation reserve	18,000	14,000
Provision for bad debts	7,500	–
(Increase) decrease in:
Accounts receivable	22,377	(1,675)
Inventories	309,494	(313,539)
Prepaid expenses	–	475
Increase (decrease) in:
Accounts payable	(43,023)	77,418
Accrued expenses	43,330	(41,410)

Net cash from operating activities	658,213	(227,179)

Cash flow from investing activities:
Investment in other intangible assets	(44,225)	–
Capital expenditures	(33,901)	(13,483)

Net cash from investing activities	(78,126)	(13,483)

Cash flow from financing activities:
Net payments under line-of-credit agreement	(220,600)	79,500
Proceeds from sale of stock	110,000	–
Principal payments on bank note	(12,500)	(12,067)
Exercise of stock options	–	10,937
Principal payments on covenant not to compete	(21,601)	(19,360)

Net cash from financing activities	(144,701)	59,010

Increase (decrease) in cash	435,383	(181,652)
Cash - beginning of year	33,858	181,902

Cash - end of period	$469,244	$250

The accompanying notes are an integral part of these financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)

A.         BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 2000.

B.          INVENTORIES

The components of inventory consist of the following:
	06/30/01	09/30/00

Raw materials	$285,239	$219,175
Work in process	129,654	506,281
Finished goods	103,722	120,653

Total inventories	$518,615	$846,109

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

E.          CUSTOMER CONCENTRATION

One major customer, Cirrus Design Corporation, represented 55.9% and 54.4% of the Company’s total sales for the quarter ended and year to date periods of June 30, 2001 as compared to 39.4% and 30.4% for the same periods last year.  The Company supplies parachute systems to Cirrus from its general aviation product line.

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

F.                       NEW PRODUCT DEVELOPMENT, R&D FUNDING AND INCOME RECOGNITION

             Upon satisfaction of contingencies on November 2, 2000, an agreement between the Company and Charles F. Parsons (d.b.a. Millennium Aerospace) dated October 26, 2000 became effective.  The purpose of the agreement was to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  The funding will be used towards research and development for the BRS-172 product, which is expected to be carried out over the next 12 months.  Following completion of the product, the Company will seek Federal Aviation Administration (FAA) approval, which will allow the product to be installed on certified Cessna 172 series aircraft.  Once certified by the FAA, the Company will begin production and distribution of the product and Parsons will market and distribute the product.  Under additional terms of the agreement, the Company will continue its efforts to solicit Cessna 172 owners for deposits, which will secure their purchase commitments for the product once certified.  To date, the Company has received six deposits from customers and will continue its efforts throughout the remainder of the current fiscal year.  Including the six deposits, the Company has 18 firm pre-production orders for the BRS-172 systems.

During the past several years, the Company’s primary general aviation product has been for the Cirrus Design SR20 (SR20).  During the first quarter of this fiscal year, the Company completed testing and certification for the next generation Cirrus Design aircraft called the SR22.  First deliveries were made in December 2000, and continued through the current fiscal quarter.  The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company’s parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification of the SR20 in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft.  The Company shared in the costs to develop and certify the parachute system for this aircraft.  The SR22 received FAA certification in November 2000 and also has the Company’s product installed as standard equipment.  The SR22 is heavier and faster than the predecessor SR20.  The Company shared in the costs to develop the parachute system for the SR22 as well.  The net amount of expenses incurred by the Company is reflected in Research and Development expenses in the financial statements.

Cirrus Design announced in April that it would introduce a diesel version of its aircraft called the SR21TDi (SR21).  The SR21 will be first introduced in the European market and is expected to be on the market sometime in the next several years.  This model, which is similar to the SR20 and SR22 aircraft, is expected to utilize the Company’s parachute system as standard equipment as well.

In September 2000, the Company entered into an agreement to bring back its product for the Cessna 150/152 model aircraft, which is expected to be back on the market in calendar year 2001.  Under the agreement the Company will develop a new rocket motor that will be used for the product and once reintroduced, the product will be marketed under an exclusive marketing agreement with an outside company.

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
Warr #	Exercise Period	Warrant Shares	Exercise Price per Warrant Share	Purchase Commitment

1	01-2002 to 02-2003	250,000	$1.00	250 units in calendar 2002
2	01-2003 to 02-2004	250,000	$1.00	400 units in calendar 2003
3	01-2003 to 02-2004	250,000	$1.25	400 units in calendar 2003
4	01-2004 to 02-2005	650,000	$1.25	500 units in calendar 2004

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

        H.    COVENANT NOT TO COMPETE

On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, and SCI's president and majority shareholder entered into a ten year covenant not to compete with the Company.  The payments required under this agreement contained a non-interest-bearing portion and a portion that bears interest at a rate below the Company's incremental borrowing rate.  Under generally accepted accounting principles the future payments were discounted at the Company's incremental borrowing rate.

The 4% ten year note calls for monthly payments of $4,036 through October 2005.  Payments under this agreement are unsecured.

The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over ten years as shown in the accompanying financial statements.

Future payments under this agreement are as follows:
	Future	Present
	Dollars	Dollars

2001	12,108	7,602
2002	48,436	32,583
2003	48,436	36,354
2004	48,436	40,561
2005	48,436	45,255
Thereafter	4,036	4,002

	$209,891	$166,357

The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25.  This option expires October 2005.

        I.      LONG-TERM DEBT

On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030.  The purpose of the loan was to pay for renovations to the current production facility that the Company took possession of on October 1, 1996.  The note calls for interest at a rate 2% over the bank’s index rate, which was 8.25% at the time of signing.  The index rate was 6.5% as of June 30, 2001, which computes to a total interest rate of 8.5%.  The note has scheduled payments over a sixty-month period of $1,501 per month.  The scheduled maturity date of the note is November 5, 2001.  The carrying amount of this debt approximates fair value because the interest rate changes with market rates. This loan is secured by all of the Company’s assets.

        J.     LINE OF CREDIT BORROWINGS

Since February 28, 2000, the Company has been operating under a $250,000 line-of-credit for use in operations.  The line-of-credit is established on an annual renewal basis and is secured by all of the Company’s assets. The line calls for a variable interest rate of 2% over the bank’s index rate.  At June 30, 2001, there was no outstanding balance under the line, which carried an interest rate of 8.5%.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

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

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $300,000 of deferred tax assets will be utilized.  The remaining valuation allowance of approximately $550,000 at June 30, 2001 is maintained on deferred tax assets, which the Company has not determined to be more likely than not realized at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Sales

Sales for the current fiscal year quarter were $1,001,199, a 33% increase over the same quarter of fiscal year 2000.  On a year to date basis, sales of $2,738,485 were 57% over that of the same year to date period of the prior year.  The increase is attributed to the Company’s new general aviation products.  In the current fiscal year, revenues derived from the Company’s general aviation products accounted for approximately 55% of revenues on a quarterly and year to date basis compared to less than 39% in the prior fiscal year periods.  The Company’s primary customer, Cirrus Design Corporation (Cirrus), is expected to continue to increase manufacturing volumes for its aircraft throughout the remainder of 2001 for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2001 and beyond in its general aviation revenues.  However, volume projections and timing of those volumes is uncertain at this time.

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

Gross Margin

For the current fiscal year quarter, gross margin as a percentage of revenues was 33.6% compared to 36.2% for the prior year.  On a year to date basis, the gross margin was 34.9% for both the current and prior year.  Despite increases in raw materials and labor costs, the consistent gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations will probably continue to impact gross margin percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of revenues were consistent between the two years on a quarterly basis and decreased as a percent of sales by 4% on a year to date basis compared to the prior fiscal year.  The dollar increase is primarily due to increased advertising, marketing and shareholder related expenditures.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

Research and Development

Outside funding has offset a portion of research and development costs for both years.  Net research and development costs were 40% lower on a comparative quarterly basis and held even with that of the prior year in actual dollars on a year to date basis.  However, as a percentage of revenues, both the current quarter and year to date expenditures were lower that that of the prior year.  Research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  This role will include not only that of future product developments, but in the exploitation of currently developed products for additional applications.  The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

Net Income (Loss)

Net income of $113,881 for the current fiscal quarter was 11.4% of revenues or $0.02 per share, as compared to net income of $38,784, which was 5.1% of revenues or $0.01 per share for the prior fiscal year quarter.  Year to date net income of $247,628 was 9.0% of revenues or $0.04 per share, as compared to a net loss of $15,004, which was (0.9%) of revenues or ($0.00) per share in the prior year.  As the Company expands its product applications, market conditions will determine ultimate sales levels and profitability.

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

In November 2000, the Company entered into an agreement, which provided $200,000 of the funding necessary to develop and certify a parachute recovery system for the Cessna 172 aircraft.  The agreement provides funding that will be utilized to offset a portion of the expenditures necessary for that project.  In addition, the Company will continue to seek deposits from individual Cessna 172 owners that will take the form of refundable deposits towards the future delivery of the product.  The Company is confident that the development and certification of the Cessna 172 system will be completed within 12 months, but there can no assurance that the system will receive certification or if certified, will sell in volumes that will have a material impact on the Company.

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

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 48 units in the current fiscal quarter as compared to 28 units for the same prior year period.  On a year to date basis, the Company delivered 134 units as compared to 48 units in the previous year.  As of the beginning of August 2001, Cirrus has firm orders for 405 SR20 models and 180 SR22 models, which will include the Company’s parachute systems.  Cirrus has delivered 202 aircraft as of the same time period.  Cirrus expects to be able to fill the backlog during the next 24 months.  Future production volumes for the aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands.  Production targets for Cirrus will most likely require Cirrus to obtain additional financing.  Failure to obtain such financing could impact future sales.

Cirrus announced in April that it would introduce a diesel version of its aircraft called the SR21TDi (SR21).  The SR21 will be first introduced in the European market and is expected to be on the market sometime in the next several years.  This model, which is similar to the SR20 and SR22 aircraft, is expected to utilize the Company’s parachute system as standard equipment as well.  As of the beginning of August 2001, Cirrus had firm orders for 18 SR21’s.  Future production volumes for the aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands.

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

Item 6.  Exhibits and Reports on Form 8-K

There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLISTIC RECOVERY SYSTEMS, INC.

By	/s/ Mark B. Thomas

Mark B. Thomas
Chief Executive Officer and Chief Financial Officer

Dated August 6, 2001