Form 10KSB
period 2001-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2001-11-19
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended September 30, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒  Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State Issuer's revenues for the most recent fiscal year:  $3,768,727.

Based upon the average bid and asked prices of the Issuer's Common Stock, the aggregate market value of the Common Stock held by Non-affiliates of the Issuer as of November 13, 2001 was approximately $2,482,000.

Number of shares outstanding as of November 13, 2001:   6,119,701.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement to be used in connection with the election of directors at the 2002 annual shareholders meeting (the "Proxy Statement") are incorporated by reference into Part III, Items 9-12 as follows:

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

(a)           Business Development

The Company designs, manufactures and markets emergency parachute recovery systems for use with general aviation and recreational aircraft. The emergency parachute systems are intended for use in the event of an in-air emergency and are designed to bring down the entire aircraft and its occupants under the parachute canopy. The Company believes it is the only US manufacturer of whole aircraft recovery systems.  In addition, the Company has designed systems for use with various military and civilian unmanned aircraft markets.

Since its inception, the Company has delivered over 16,000 systems that have been installed on recreational and general aviation aircraft.  To date, the Company has documented 142 lives saved through the use of its systems in actual in-air emergencies.

The Company’s beginnings were centered on recreational aircraft parachute systems for use in ultralight and experimental aircraft.  That segment of the business continues to be a consistent generator of revenues for the Company and accounted for 42% and 69% of gross revenues for fiscal year 2001 and 2000, respectively.

The Company has also been successful in its efforts to expand its product line through the use of company-sponsored development and outside engineering contracts in the area of general aviation aircraft.  The general aviation market accounted for 58% and 31% of the Company’s revenues for fiscal year 2001 and 2000, respectively.  During the past several years, the Company’s primary general aviation product has been for the Cirrus Design SR20 (SR20).  During the first quarter of fiscal year 2001, Cirrus Design completed testing and certification of its next generation aircraft called the SR22.  First deliveries of parachute systems for the SR22 were made in December 2000, and continue through the present.  The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company’s parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification of the SR20 in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft.  The Company shared in the costs to develop and certify the parachute system for this aircraft.  The SR22 received FAA certification in November 2000 and also has the Company’s product installed as standard equipment.  The SR22 is heavier and faster than the predecessor SR20.  The Company shared in the costs to develop the parachute system for the SR22 as well.  Cirrus Design announced in April 2001 that it would introduce a diesel version of its aircraft called the SR21TDi (SR21).  The SR21 will be first introduced in the European market and is expected to be on the market sometime in the next several years.  This model, which is similar to the SR20 and SR22 aircraft, is expected to utilize the Company’s parachute system as standard equipment as well.

In November 2000, the Company entered into an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The funding will be used towards research and development for the BRS-172 product, with completion expected by mid-fiscal year 2002.  Following completion of the product, the Company will seek Federal Aviation Administration (FAA) approval, which will allow the product to be installed on certified Cessna 172 series aircraft.  Once certified by the FAA, the Company will begin production and distribution of the product and Parsons will market and distribute the product.  Under additional terms of the agreement, the Company has the right to select factory direct sales, which the Company intends to purse during fiscal year 2002.  The Company received 10 deposits from customers and the Company has 22 firm pre-production orders for the BRS-172 systems.

In September 2000, the Company entered into an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) to bring back its product for the Cessna 150/152 model aircraft (the “BRS-150”).  The product is expected to be back on the market in calendar year 2001.  Under the agreement the Company developed a new rocket motor that will be used for the product and once reintroduced, the product will be marketed under an exclusive marketing agreement with an outside company.  The BRS-150 was originally certified by the FAA in early 1993 and was the first whole-aircraft parachute system certified by the FAA.

Subsequent to the close of the current fiscal year, the Company entered into a contract with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a Phase I feasibility study, covers a six month period and is a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and has been granted to allow the company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  If Phase I is successful, the Company will apply for a follow-on Phase II grant.  Successful Phase II proposals result in firm fixed price contracts not exceeding $600,000 with a period of performance not exceeding 24 months.

Over the past several years, the Company has been successful in establishing various funding sources for its research and development.  Outside funding for research and development activities is an ongoing objective for the Company; however, no assurances can be made that the Company will be successful in this regard.

 (b)         Narrative Description of Business

Principal Products:

The Company's principal product line is whole aircraft emergency parachute recovery systems.  The systems, in an in-air emergency situation, may be activated by the pilot releasing a parachute that is designed to open quickly, slow the decent of the aircraft, and lower the aircraft and its occupants safely to the ground to prevent or reduce human injury and damage to the aircraft.

General Aviation Products:

The Company entered the general aviation market in the mid 1980’s when it began development of an emergency parachute recovery system for the Cessna 150/152 series of aircraft.  In 1993, this system, known as the GARD-150 (now called the “BRS-150”), received a Supplemental Type Certificate (STC) from the FAA that allows owners of Cessna 150/152 model aircraft to install the system.  Media attention for this new product resulted in domestic and international television and radio broadcasts as well as coverage in domestic and international aviation and non-aviation magazines.  The Company believes that the successful completion of the product for the Cessna 150/152, which generated media attention for both the product and the Company, created interest in the Company’s product by outside companies.  The BRS-150 was not successfully marketed as a product by the Company, and resulted in low sales volumes.  However, at the close of fiscal year 2000, the Company signed an agreement to reintroduce the BRS-150 product under an exclusive marketing agreement with Charles F. Parsons (d.b.a. Millennium Aerospace).

In 1994, the Company entered into an agreement with Cirrus Design Corporation, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The aircraft, known as the Cirrus Design SR20 (SR20), was successfully certified by the FAA on October 23, 1998.  This is the first FAA certified aircraft to offer one of the Company’s recovery systems as standard equipment.  The Company began delivering systems for the SR20 during fiscal year 1999 and continuing to the present.

During fiscal year 2000, Cirrus Design began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of parachute systems by the Company began in December 2000 and continue to the present.  This became the third of the Company’s products that has received FAA certification.  For fiscal year 2001, approximately 58% of the Company’s total revenues came from Cirrus Design.

In November 2000, the Company signed an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) relating to and received funding for a substantial portion of the development costs to develop and test a parachute recovery system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding to develop and test such a recovery system.  The development and testing is expected to be completed by mid-fiscal year 2002. Following completion of development and testing, the Company intends to request certification from the FAA so that owners of Cessna 172 aircraft can install the parachute systems on their aircraft.  The Company expects the FAA will grant that certification.

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

In November 2001, the Company entered into a contract with NASA for the Company’s second Phase I SBIR research grant.  The Company has been a successful recipient of both Phase I and Phase II SBIR research grants in prior years.  The contract, which is a Phase I feasibility study, covers a six month period and is a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and has been granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  If Phase I is successful, the Company will apply for a follow-on Phase II grant.  Successful Phase II proposals result in firm fixed price contracts not exceeding $600,000 with a period of performance not exceeding 24 months.

Manufacturing Operations and Suppliers:

The Company’s personnel in a South St. Paul, Minnesota facility, using components manufactured to its specifications perform assembly of the Company’s product line.  The parachutes utilized by the Company are purchased from a certain key supplier although there are other suppliers of parachutes. The Company manufactures its own ballistic devices and receives its solid fuel propellant from a single source.  Other components are purchased from a variety of suppliers or internally produced.  The Company routinely searches for new vendors and feels alternate sources can be found should any of these vendors be unable to meet the Company's needs.  In addition, the Company possesses or can acquire the expertise necessary for internal production of all key components.

Patents:

On August 26, 1986, United States Patent No. 4,607,814 was issued to the founder of the Company, for an explosively deployed parachute system for ultralight aircraft.  The patent is effective until 2003 and has been assigned to the Company.  This patent does not cover the solid fuel extraction device aspect of the systems currently being sold by the Company.

On September 5, 1989, United States Patent No. 4,863,119 was issued to the Company on behalf of two of the Company's employees for a "Parachute Reefing Device" as part of a parachute recovery system.  The two employees assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2006.  This patented feature is utilized in the Company’s general aviation line as well as in its recreational aviation products.  Current development projects also utilize the reefing device as an integral design component.

On May 2, 2000, United States Patent No. 6,056,241 was issued to the Company on behalf of one of the Company's employees for a "Thin Film Parachute with Continuous Lateral Reinforcing Fibers ".  The employee assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2017.  The Company in connection with its NASA SBIR grant program that was completed during fiscal year 1999 developed this patented process. The Company does not have a current application for the patented process, but the Company hopes that the patented process can be used in both military and civilian applications complimenting or enhancing the Company’s current product line.

When the Company completes development of additional ballistic parachute recovery systems, it intends to apply for patents for such systems if possible.  There can be no assurance, however, that any patents will be granted or, if granted that they will be of material benefit to the Company.

Seasonality:

Typically, the Company experiences seasonality in its sports aviation line.  The second and third quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season.  The Company’s expansion in the general aviation market through the production of systems for the Cirrus Design SR20 and SR22 has begun to lessen the impact of seasonality on the Company.  This trend is expected to continue as the Company increases its deliveries in the general aviation market over the next several years.

Dependence on a Single Customer:

During the fiscal year ended September 30, 2001 and 2000, the Company was dependent on one customer, Cirrus Design Corporation, for 58%and 31% of the Company’s total sales, respectively.  The Company supplies parachute recovery systems to Cirrus from its general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s recreational aviation products, that alternative dealers or distributors can be established.

Backlog of Orders:

As of September 30, 2001 and 2000, the Company had a backlog of orders totaling approximately $6,221,000 and $6,381,000, respectively. The backlogs included over $6.1 million and $6.2 million of orders for the Cirrus Design aircraft, respectively.  This backlog is expected to be filled within 24 months.  Due to the backlog period involved, however, it is reasonably possible that there could be cancellations of a portion of the currently backlogged orders.  The Company expects to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders.  The Company cautions readers who may utilize published bookings and backlog information as tools to forecast the Company’s revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

Research and Development:

A summary of research and development is as follows:

	2001	2000
Total research and development expenditures	$265,090	$235,280

Revenues recognized under contract research and development relationships	(59,077)	(49,261)

Research and development, net	$206,013	$186,019

The source of the 2001 outside funding was from Charles F. Parsons as part of an agreement for development and certification of the parachute system for Cessna 172 model aircraft, and from Cirrus Design as part of a cost sharing agreement for the development and certification of the SR22 parachute system. The source for the 2000 outside funding was also from Cirrus Design as part of a cost sharing agreement for the development and certification of the SR22 parachute system.

Competition:

The Company sells its ballistically deployed parachute recovery systems in the United States and internationally.  The Company entered into a covenant not to compete agreement on October 26, 1995 with Second Chantz (“SCI”), whom the Company believes was the only domestic competitor for ballistically deployed parachute systems for the domestic sport aviation market.  Several foreign companies have or are attempting to introduce new competitive products into the international sport aviation market. Competition is strong in the European market based on price, but the Company continues to pursue sales in that market.  At present, none of the foreign companies have successfully entered the domestic market.  The Company believes its current systems were the first in the market and that its products and service are superior to its competitors.

The FAA, as part of the Cirrus Design SR20 and SR22 certification process, has certified the Company’s product, which is standard equipment on those aircraft.  These are the first whole aircraft recovery system ever certified by the FAA as standard equipment.  At present, there are no other manufacturers with the FAA Supplemental Type Certificate or FAA certification under a manufacturer’s Type Certificate necessary to install a recovery system for the general aviation market.  The Company is unaware of any other manufacturer performing contract or self-funded research and development activities in an effort to obtain Supplemental Type Certificates or Type Certificates for any other FAA certified aircraft.

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

Employees:

As of September 30, 2001, the Company had 15 full-time employees at its South St. Paul facility.

Item 2.  Description of Property

The Company leases a stand-alone 13,000 square foot office and production facility located at Fleming Field Airport in South St. Paul, Minnesota.  The building is a World War II training hangar, which the Company renovated.

Item 3.  Legal Proceedings

The Company is not currently involved in any legal proceedings that are material to the business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter.

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

(a)           Market Information

The Company was formerly listed on the NASDAQ stock exchange after going public in 1986.  However, NASDAQ delisted the Company in 1992 following a change in the listing requirements. The stock is listed on the pink sheets and the electronic bulletin board on the over the counter market under the trading symbol of BRSI or BRSI.OB.  Several Internet stock tracking services show the Company’s trading volumes with bid and ask prices as far back as August 1995.  Based on information provided by these Internet stock-tracking services, the Company believes that the asking price would be $0.80 and the bid price would be $0.85 as of September 30, 2001.

The following table sets forth the estimated high and low bid prices for the periods indicated.  The estimated bid prices shown are based on information from several Internet stock-tracking services. These figures are estimates or averages and do not necessarily represent actual transactions.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common Stock:
2001	High	$0.78	$1.41	$1.01	$1.00
	Low	$0.41	$0.39	$0.66	$0.65

2000	High	$2.19	$1.56	$1.38	$0.88
	Low	$1.25	$1.00	$0.75	$0.63

(b)           Holders

As of November 13, 2001, the Company estimates there were approximately 1,400 beneficial owners of the Company's common stock.

(c)           Dividends

No dividends have been paid on the Company's securities.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Year ended September 30, 2001 compared to September 30, 2000

Sales

Sales for 2001 were $3,768,727, a 60.1% increase from the $2,353,876 for 2000.  The increase is attributed to the Company’s new general aviation products.  In the current fiscal year, revenues derived from the Company’s general aviation products accounted for approximately 58% of revenues compared to 31% in the prior fiscal year.  The Company’s primary customer, Cirrus Design Corporation (Cirrus), is expected to continue to increase manufacturing volumes for its aircraft throughout the next fiscal year for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2002 and beyond in its general aviation revenues.  However, volume projections and timing of those volumes is uncertain at this time.

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

Gross Margin

For 2001, gross margin as a percentage of revenues was 37.5% compared to 38.3% for 2000.  Despite increases in raw materials and labor costs, the consistent gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations will probably continue to impact gross margin percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of revenues have decreased to 17.7% for 2001 as compared to 22.2% for 2000.  The actual dollar increase of 27.6% is primarily due to increased advertising, marketing and shareholder related expenditures.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

Research and Development

Outside funding has offset a portion of research and development costs for both years.  Net research and development costs were 10.7% higher on a comparative basis in actual dollars.  However, as a percentage of revenues, year to date expenditures were lower that that of the prior year.  Research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  This role will include not only that of future product developments, but in the exploitation of currently developed products for additional applications.  The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

Income before Income Taxes

For 2001, income before income taxes was $424,488 or 11.3% of revenues compared to $79,715 or 3.4% of revenues in 2000.  As the Company expands into different aircraft markets and expands its product applications, market conditions will determine ultimate sales levels and profitability.

Income Taxes Expense (Benefit)

A net benefit was recorded in 2001 and was a result of the valuation of the Company’s net operating loss carryforwards.  The benefit was recorded based on the Company’s ability to demonstrate that there was a reasonable likelihood of being able to utilize the carryforwards to offset State and Federal taxes on future taxable income.  No provision was recorded in 2000 due to the level of profitability attained in conjunction with past provisions already recorded.  If the Company continues to demonstrate its ability to utilize even more of the carryforwards, consideration will be given to the recording of additional benefits.  Based on current levels of revenues, the Company anticipates fully realizing the net operating loss carryforwards by the end of the next fiscal year.

Earnings per Share

Net income of $599,010 for 2001 was 15.9% of revenues or $0.10 per share, as compared to net income of $78,715, which was 3.3% of revenues or $0.01 per share for 2000.

Liquidity and Capital Resources:

Management intends to fund all of its continuing operation out of its current revenues with the exception of its contract research and development projects.  Based upon the Company’s current projections, the Company believes that it has sufficient cash from reserves and cash flow to finance operations through fiscal year 2002. The Company has also established a line-of-credit for use in operations as required.  The current line-of-credit is for $250,000 and is established on an annual renewal basis with the current agreement expiring February 28, 2002.  The Company has no balance currently outstanding under the line-of-credit.  Management believes that the current business operation, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period and will maintain and adjust expenses as necessary to improve profitability. The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

During 2001, the Company systematically reduced its inventory levels from that of the beginning of the fiscal year as part of its cash management efforts and to reduce finished goods inventory.  This allowed the Company to payoff its bank line of credit and maintain cash reserves.  Even with the inventory reduction, the Company met all of its delivery commitments and maintained adequate inventory levels for future production requirements.

The Company anticipated being able to expand its product line to include other certified and uncertified aircraft as the recovery system gains further market acceptance.  The Company has been in discussions with military and several domestic and foreign companies that have expressed interest in utilizing the Company’s products.  No assurance can be made as to the future benefits that will be derived from these discussions.

In November 2000, the Company entered into an agreement which provided $200,000 of the funding necessary to develop and certify a parachute recovery system for the Cessna 172 aircraft.  The agreement provides funding that will be utilized to offset a portion of the expenditures necessary for that project.  In addition, the Company will continue to pursue factory direct sales as allowed under the agreement.  The Company is confident that the development and certification of the Cessna 172 system will be completed within 12 months, but there can no assurance that the system will receive certification or if certified, will sell in volumes that will have a material impact on the Company.

The Company anticipates a need to make capital improvements to its current production facility as well as expenditures to increase inventory levels during the next fiscal year as a result of the production of general aviation recovery systems.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 199 units in 2001 as compared to 65 units for 2000.  As of the end of October 2001, Cirrus has firm orders for 391 SR20 models and 152 SR22 models which will include the Company’s parachute systems.  Cirrus has delivered 244 aircraft as of the same time period.  Cirrus expects to be able to fill the backlog of firm orders during the next 24 months.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is dependent on Cirrus for its revenues.  Any negative impact on Cirrus’ sales would negatively impact the Company’s projected revenues.

At the beginning of November 2001, the Company entered into a contract with NASA through it’s Small Business Innovation Research (SBIR) grant program.  The Phase I grant, is a six-month feasibility study to explore the possibility of the Company’s ability to develop recovery systems for use of faster and larger aircraft than those currently supported by the Company.  The contract is a firm-fixed contract for $68,571.  If Phase I is successful, the Company will apply for a Phase II grant which would be for a firm-fixed grant of up to $600,000 over a two year period.  No assurances can be made as to the success of Phase I, or if successful, that a Phase II grant will be awarded.  Nor can assurances be made that if either or both Phases, if granted, are successful, that they will result in future products and revenues for the Company.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects, anticipated Cirrus delivery orders and schedules, development, certification and financing of the Cessna 172 system, re-certification and financing of the Cessna 150/150 system, success of and follow-on contracts for NASA SBIR research projects, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, the elimination of funding for new research and development projects, the decline in unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Item 7.  Financial Statements and Supplementary Data

(1)	Financial Statements for the years ended September 30, 2001 and 2000:

	Independent Auditors' Report

	Balance Sheets as of September 30, 2001 and 2000

	Statements of Operations for the years ended September 30, 2001 and 2000

	Statements of Shareholders' Equity for the years ended September 30, 2001 and 2000

	Statements of Cash Flows for the years ended September 30, 2001 and 2000	17

	Notes to Financial Statements

(2)	Financial Statement Schedules of Supplemental Information are no longer required under Regulation S-B.

Callahan, Johnston & Associates, LLC

Certified Public Accountants and Consultants

7400 Lyndale Avenue South, Suite 140

Minneapolis, MN  55423

(612) 861-0970 Fax (612) 861-5827

INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors

Ballistic Recovery Systems, Inc.

South St. Paul, Minnesota

We have audited the accompanying balance sheets of Ballistic Recovery Systems, Inc. as of September 30, 2001 and 2000 and the related statements of operations, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes an assessment of the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 2001 and 2000, and the results of operations, cash flows and changes in shareholders’ equity for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Callahan, Johnston & Associates, LLC

Callahan, Johnston & Associates, LLC

Minneapolis, Minnesota

October 26, 2001

PART II - Item 7.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

September 30, 2001 and 2000

ASSETS	2001	2000
Current assets:
Cash	$667,608	$33,858
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $2,500, respectively	17,388	98,391
Inventories	686,402	846,109
Deferred tax asset - current portion	280,000	25,000
Prepaid expenses	14,113	---
Total current assets	1,665,511	1,003,358

Furniture, fixtures and leasehold improvements	198,006	170,004
Less accumulated depreciation	(127,066)	(116,339)
Furniture, fixtures and leasehold improvements - net	70,940	53,665

Other assets:
Patents less accumulated amortization of $7,995 and $7,308, respectively	3,670	4,356
Deferred tax asset - long-term portion	220,000	275,000
Other intangible assets less accumulated amortization of $35,978 and $25,699, respectively	15,419	25,699
Covenant not to compete less accumulated amortization of $224,501 and $186,557, respectively	154,937	192,881
Total other assets	394,026	497,936

Total assets	$2,130,477	$1,554,959

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$106,353	$143,990
Customer deposits	86,061	74,693
Accrued payroll	41,902	35,039
Other accrued liabilities	213,525	65,738
Line-of-credit borrowings	---	220,600
Current portion of bank note	---	16,874
Current portion of covenant not to compete	32,584	29,204
Current liabilities	480,425	586,138

Long-term bank note and covenant, less current portions	126,169	161,198

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,119,701 and 5,905,798 shares, respectively, issued and outstanding)	61,197	59,058
Additional paid-in capital	2,761,347	2,646,236
Accumulated deficit	(1,298,661)	(1,897,671)
Total shareholders’ equity	1,523,883	807,623
Total liabilities and shareholders’ equity	$2,130,477	$1,554,959

The Accompanying Notes are an Integral Part of these Financial Statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

Years Ended September 30, 2001 and 2000

	2001	2000
Sales	$3,768,727	$2,353,876
Cost of sales	2,353,385	1,450,963

Gross profit	1,415,342	902,913

Selling, general and administrative	667,452	523,113
Research and development , net	206,013	186,019

Income from operations	541,877	193,781

Other income (expense):
Interest expense	(29,183)	(37,261)
Intangible amortization	(48,223)	(48,223)
Other - net	(39,983)	(28,582)

Income before income taxes	424,488	79,715

Income taxes expense (benefit)	(174,522)	1,000

Net income	$599,010	$78,715

Basic earnings per share	$0.10	$0.01

Weighted average number of shares outstanding	6,095,903	5,896,026

Diluted earnings per share	$0.10	$0.01

Weighted average number of shares outstanding	6,114,202	6,109,802

The Accompanying Notes are an Integral Part of these Financial Statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended September 30, 2001 and 2000

	Common Stock		Additional		Share-
	Number of		Paid-in	Accumulated	holders’
	Shares	Amount	Capital	Equity(Deficit)	Equity
Balance 9/30/99	5,859,449	$58,595	$2,631,762	$(1,976,386)	$713,971

Issuance of stock in lieu of director fees	3,334	33	3,967	---	4,000

Stock options exercised	25,000	250	10,687	---	10,937

Net stock issued under cashless transaction	18,015	180	(180)	---	---

Net income	---	---	---	78,715	78,715

Balance 9/30/00	5,905,798	$59,058	$2,646,236	$(1,897,671)	$807,623

Restricted Stock issued under financing arrangement	200,000	2,000	108,000	---	110,000

Issuance of stock in lieu of director fees	11,492	115	7,135	---	7,250

Net stock issued under cashless transaction	2,411	24	(24)	---	---

Net income	---	---	---	599,010	599,010

Balance 9/30/01	6,119,701	$61,197	$2,761,347	$(1,298,661)	$1,523,883

The Accompanying Notes are an Integral Part of these Financial Statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOW

Years Ended September 30, 2001 and 2000

	2001	2000
Cash flows from operating activity:
Net income	$599,010	$78,715
Adjustments to reconcile net income to net cash from operating activity:
Depreciation and amortization	38,465	21,158
Provision for deferred tax benefit	(200,000)	---
Amortization of covenant not to compete	37,944	37,944
Inventory valuation reserve	75,000	(2,000)
Stock issued in lieu of board fees	7,250	4,000
Provision for bad debts	7,500	---
(Increase) decrease in:
Accounts receivable	73,503	(39,317)
Inventories	84,707	(503,754)
Prepaid expenses	(14,113)	6,398
Increase (decrease) in:
Accounts payable	(37,637)	85,410
Customer deposits	11,368	(19,564)
Accrued expenses	154,650	(2,631)

Net cash flows from operating activities	837,647	(333,641)

Cash flows from investing activities:
Capital expenditures	(44,775)	(4,454)

Net cash flows from investing activities	(44,775)	(4,454)

Cash flows from financing activities:
Net borrowing under line-of-credit agreement	(220,600)	220,600
Proceeds form sale of stock	110,000	---
Exercise of stock options	---	10,937
Principal payments on debt	(19,318)	(15,312)
Principal payments on covenant not to compete	(29,204)	(26,174)

Net cash flows from financing activities	(159,122)	190,051

Increase (decrease) in cash	633,750	(148,044)
Cash - beginning of year	33,858	181,902

Cash - end of period	$667,608	$33,858

The Accompanying Notes are an Integral Part of these Financial Statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2001 AND 2000

1.     Summary of Significant Accounting Policies

Nature of Business

Ballistic Recovery Systems, Inc. (the "Company") designs, manufactures and distributes rocket deployed whole-aircraft emergency parachute systems for use on general aviation and recreational aircraft. The emergency parachute systems are intended for use in the event of an in-air emergency and are designed to bring down the entire aircraft and its occupants under the parachute canopy.

The Company has also been successful in its efforts to expand its product line through the use of company-sponsored development and outside engineering contracts in the area of general aviation aircraft.  The Company is currently producing and selling emergency recovery systems for two four-place general aviation aircraft, known as the Cirrus Design SR20 (SR20) and SR22.  The products were developed in a joint effort between the Company and the manufacturer.  These aircraft were certified by the Federal Aviation Administration (FAA) in 1998 and 2000, respectively, and features the Company’s parachutes as standard equipment.  In September 2000, the Company entered into an agreement to bring back production of its system for the Cessna 150/152 model aircraft.  The Company expects this system to be produced and distributed by the end of year 2001.  In November 2001, the Company also entered into a contract to develop and market a product for the Cessna 172 model of aircraft.  The development and certification for the Cessna 172 is expected by mid-fiscal year 2002. The Company’s products are sold both domestically and internationally.

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

Cash Concentrations

Bank balances periodically exceeded federally insured levels during 2001 and 2000, and exceeded federally insured levels as of September 30, 2001.

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

Legal Matter

The Company is not currently involved in any legal proceedings that are material to the business.

Customer Concentration

One major customer, Cirrus Design Corporation, represented 58.0%and 31.5% of the Company’s total sales in fiscal year 2001 and 2000, respectively.  This customer also accounted for 0.0% and 68.2% of accounts receivable at September 30, 2001 and 2000, respectively.  The Company supplies parachute systems to Cirrus from its general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, that alternative dealers or distributors can be established.

Inventories

Inventories are recorded at the lower of cost (determined on a first-in basis) or market. Approximately 1/3 of the inventory on hand at the end of fiscal year 2001 and 2000 related to unique components used in products for the Company’s major customer as referred to above.  The estimated loss that management believes is probable is included in the inventory valuation allowance.  Due to uncertainties, however, it is at least reasonably possible that management’s estimate will change during the next year.  That amount cannot be estimated.

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

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company’s financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the fiscal years ended September 30, 2001 and 2000, net income and comprehensive income were equivalent.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure of the estimated fair value of financial instruments as follows:

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

Dates Outstanding	Shares Outstanding	Days Outstanding	Weighted Average Shares

10/1/00 to 9/30/01	5,905,798	365	5,905,798
11/02/00 to 9/30/01	200,000	332	181,918
11/20/00 to 9/30/01	2,857	314	2,458
1/25/01 to 9/30/01	3,429	248	2,330
2/20/01 to 9/30/01	2,411	221	1,460
3/20/01 to 9/30/01	1,655	194	880
6/07/01 to 9/30/01	1,765	115	556
6/19/01 to 9/30/01	1,786	103	504

Weighted-Average Shares for basic EPS			6,095,903

Incremental shares from assumed exercise of options			18,299

Adjusted Weighted-Average Shares for diluted EPS			6,114,202

Income available to common stockholders			$599,010

Income Taxes

Timing differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; and accrued expenses not currently deductible. Beginning in fiscal year 1997 and continuing to the present, a deferred tax asset, net of a valuation reserve, is reflected for future benefit of the Company’s net operating loss carry forwards and net timing differences.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising Expenses

Non-direct response advertising expenses are recognized in the period incurred.  Non-direct response advertising expenses totaled $68,045 in 2001 and $45,804 in 2000.

2.     New Product Development, Research and Development Funding and Income Recognition

Upon satisfaction of contingencies on November 2, 2000, an agreement between the Company and Charles F. Parsons (d.b.a. Millennium Aerospace) dated October 26, 2000 became effective.  The purpose of the agreement was to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  The funding will be used towards research and development for the BRS-172 product, with completion expected by mid-fiscal year 2002.  Following completion of the product, the Company will seek Federal Aviation Administration (FAA) approval, which will allow the product to be installed on certified Cessna 172 series aircraft.  Once certified by the FAA, the Company will begin production and distribution of the product and Parsons will market and distribute the product.  Under additional terms of the agreement, the Company will continue its efforts to solicit Cessna 172 owners for deposits, which will secure their purchase commitments for the product once certified.  The Company has received 10 deposits from customers and will continue its efforts through the beginning of fiscal year 2002.  To date, including the 10 deposits, the Company has 22 firm pre-production orders for the BRS-172 systems.

During the past several years, the Company’s primary general aviation product has been for the Cirrus Design SR20 (SR20).  During the first quarter of fiscal year 2001, Cirrus Design completed testing and certification of its next generation aircraft called the SR22.  First deliveries of parachute systems for the SR22 were made in December 2000, and continue through the present.  The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company’s parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification of the SR20 in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft.  The Company shared in the costs to develop and certify the parachute system for this aircraft.  The SR22 received FAA certification in November 2000 and also has the Company’s product installed as standard equipment.  The SR22 is heavier and faster than the predecessor SR20.  The Company shared in the costs to develop the parachute system for the SR22 as well.  The net amount of expenses incurred by the Company is reflected in Research and Development expenses in the financial statements.

Cirrus Design announced in April 2001 that it would introduce a diesel version of its aircraft called the SR21TDi (SR21).  The SR21 will be first introduced in the European market and is expected to be on the market sometime in the next several years.  This model, which is similar to the SR20 and SR22 aircraft, is expected to utilize the Company’s parachute system as standard equipment as well.

In September 2000, the Company entered into an agreement to bring back its product for the Cessna 150/152 model aircraft (the “BRS-150”), which is expected to be back on the market in calendar year 2001.  Under the agreement the Company developed a new rocket motor that will be used for the product and once reintroduced, the product will be marketed under an exclusive marketing agreement with an outside company.  To date, the Company has 6 firm orders for the BRS-150 systems.

3.     Purchase and Supply Agreement

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus Design Corporation (Cirrus), the manufactured of the SR20 aircraft that utilizes the Company’s parachute system as standard equipment.  Under the Agreement, Cirrus has been issued four warrants to acquire an aggregate of up to 1.4 million shares of restricted Company stock.  In order to execute the warrants, Cirrus must meet certain purchase levels of the Company’s emergency parachute systems for the SR20 and derivative aircraft over the subsequent five years.  The purchase levels that must be achieved along with the corresponding number of shares under each warrant and warrant strike price are as follows:

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

4.     Covenant Not to Compete

On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, and SCI's president and majority shareholder entered into a ten-year covenant not to compete with the Company.  The payments required under this agreement contained a non-interest-bearing portion and a portion that bears interest at a rate below the Company's incremental borrowing rate.  Under generally accepted accounting principles the future payments were discounted at the Company's incremental borrowing rate.

The 4% ten year note calls for monthly payments of $4,036 through October 2005.  Payments under this agreement are unsecured.

The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over ten years as shown in the accompanying financial statements.

Future payments under this agreement are as follows:

	Future Dollars	Present Dollars

2002	48,436	32,583
2003	48,436	36,354
2004	48,436	40,561
2005	48,436	45,255
Thereafter	4,036	4,002
	$197,780	$158,755

The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25.  This option expires October 2005.

5.     Long-Term Debt

On November 5, 1996, the Company signed a note payable with the bank in the amount of $70,030.  The purpose of the loan was to pay for renovations to the current production facility that the Company took possession of on October 1, 1996.  The scheduled maturity date of the note was November 5, 2001, but was paid off by the Company in September 2001.

6.     Other Financial Information

Inventories

Inventories consisted of the following at September 30, 2000 and 1999:

	2001	2000
Raw materials	$519,511	$219,175
Work in process	134,971	506,281
Finished goods	31,920	120,653
Total Inventories	$686,402	$846,109

Depreciation Expense

Depreciation expense totaled $25,795 in 2001 and $22,630 in 2000.

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

Export Sales

The Company's international sales are made through independent representatives in various foreign countries.  International sales as a percentage of total sales were 7% in 2001 and 11% in 2000.

Major Suppliers

During the fiscal years ended September 30, 2001 and 2000, the Company purchased its parachutes from a certain key vendor. The Company manufactures its own ballistic devices, but the fuel for the ballistic devices is purchased from a single source.  The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company’s needs.

Related Party

The Company contracts with an officer/shareholder of the Company to coordinate its advertising.  Total advertising expenses were $60,178 and $50,327 for fiscal year 2001 and 2000,respectively, with $36,405 and $34,888, respectively of these total being paid to this individual.  The advertising rates charged are at or below current market rates.  The Company owed this related party nothing as of September 20, 2001 and $20,358 as of September 30, 2000.

Profit Sharing Plan

The Company adopted a defined contribution profit sharing plan in fiscal year 2000, which covers most of its employees.  The Company contribution to this plan totaled $25,239 in 2001 and $5,974 in 2000.

7.     Line-of Credit Borrowings

Since February 28, 2001, the Company has been operating under a $250,000 line-of-credit for use in operations.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The latest line-of-credit expires February 28, 2002.  The line calls for a variable interest rate of 1.5% over the bank’s index rate.  At September 30, 2001 there was no outstanding balance under the line of credit and at September 30, 2000, the Company had balance due of $220,600 under the line, which carried an interest rate of 11.25%. The previous line-of-credit was also for $250,000 and was in place for the first portion of fiscal year 2000.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

8.     Income Taxes

Income taxes consisted of the following at September 30:

	2001	2000
Current:
Federal	$-	$-
State	(24,478)	-
State alternative minimum tax and minimum fee	(1,000)	(1,000)
	(25,478)	(1,000)
Deferred:
Federal	188,433	-
State	11,567	-
	200,000	-

Income tax benefit (expense)	$174,522	$(1,000)

The reconciliation between expected federal income tax rates is as follows:

	2001		2000

Amount

		Percent	Amount	Percent

Expected federal tax	$(141,550)	(34.0% )	$(26,800)	(34.0% )
Surtax exemption	-	-	8,300	10.5
State income tax, net of federal tax benefit	(26,927)	(6.5)	(5,100)	(6.5)
Valuation and utilization of net operating loss carryforwards	343,999	82.6	23,600	30.0
State AMT	-	-	(700)	(.9)
State minimum fee	(1,000)	(.2)	(300)	(.4)

Income tax benefit (expense)	$174,522	41.9%	$(1,000)	(1.3% )

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

	2001	2000
Deferred tax assets:
Allowance for doubtful accounts	$4,300	$1,000
Inventory valuation allowance	54,700	20,000
Section 263A adjustment	24,000	28,500
Depreciation of leaseholds	(9,800)	(7,100)
Amortization of fuel formulations	6,700	4,100
Vacation accrual	7,500	5,200
Other accruals	22,500	(10,000)
Net operating loss carryforwards	538,100	871,000

Gross deferred tax asset	648,000	912,700
Valuation allowance	(148,000)	(612,700)

Net deferred tax asset	500,000	300,000
Deferred tax liability	-	-
Net deferred tax asset (liability)	$500,000	$300,000

Current deferred tax asset	$280,000	$25,000
Long-term deferred tax asset	220,000	275,000

Net deferred tax asset (liability)	$500,000	$300,000

The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain timing differences.  The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $500,000 of deferred tax assets will be utilized.  The remaining valuation allowance of $148,000 at September 30, 2001 is maintained on deferred tax assets which the Company has not determined to be more likely than not realized at this time.

At September 30, 2001, the Company has carryforwards available to offset future taxable income as follows:

Federal

State

	Regular NOL	AMT NOL	NOL

2004	$-	$25,000	$-
2005	690,000	706,000	-
2006	132,000	126,000	-
2007	113,000	106,000	-
2008	457,000	450,000	-
2009	181,000	175,000	-
2013	9,000	7,000	-

	$1,582,000	$1,595,000	$-

9.     Common Stock

Stock Options

The Company has issued options to various directors, officers, employees and others on a discretionary basis.

Transactions during 2000 and 1999, for these issuances were as follows:

	Number	Option Price
	Of Shares	Range per Share

Balance at September 30, 1999	554,612	$0.25 to $0.75
Granted	87,500	$0.50 to $1.25
Exercised	(25,000)	$0.44
Converted to stock under cashless transaction	(22,850)	$0.25 to $0.56
Expired	(122,000)	$0.43 to $0.56

Balance at September 30, 2000	472,262	$0.25 to $1.25
Granted	195,000	$0.4375 to $0.9063
Converted to stock under cashless transaction	(5,000)	$0.453
Expired	(166,012)	$0.453 to $0.50

Balance at September 30, 2001	496,250	$0.3125 to $1.25

At September 30, 2001:
Options vested and exercisable	399,581
Shares available for options	-0-

10.   Commitments and Contingencies

Leases

The Company leases its production facility on an airport in South St. Paul, Minnesota. Total rental expense for operating leases during 2001 and 2000 was $37,877 and  $36,017, respectively.

Future minimum lease payments required on non-cancelable operating leases at September 30, 2001 are as follows:

2002	35,628
2003	8,907

$44,535

11.   Supplemental Cash Flow Information

	2001	2000
Cash paid for:
Interest	$29,183	$37,262
Income taxes	1,994	1,000

Summary of non cash activity:

•      Common stock was issued in lieu of director’s fees of $7,250 and $4,000, for 2001 and 2000, respectively.

•      Options to acquire 5,000 shares, 5,000 shares and 17,850 shares of the Company’s common stock were converted into 2,411 shares, 2,857 shares and 15,158 shares of the Company’s common stock in a cashless transaction on February 21, 2001, January 12, 2000 and November 17, 1999, respectively.

12.   Subsequent Event

On November 2, 2001, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a Phase I feasibility study, covers a six month period and is a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and has been granted to allow the company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  If Phase I is successful, the Company will apply for a follow-on Phase II grant.  Successful Phase II proposals result in firm fixed price contracts not exceeding $600,000 with a period of performance not exceeding 24 months.

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

10.1

Cessna 172 Development and Funding Agreement dated October 26, 2000 between the Company and Charles F. Parsons appears as exhibit 10.1 to the Company’s Report on Form 8-K filed November 13, 2000 and is incorporated herein by reference.

10.2

Purchase and Supply Agreement dated September 17, 1999 between the Company and Cirrus Design Corporation appears as exhibit 10.1 to the Company’s Report on Form 8-K filed September 20, 1999 and is incorporated herein by reference.

10.3

Covenant not to Compete Agreement dated October 26, 1995 between the Company and the President and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. appears as Exhibit 10.1 to the Company’s Report on Form 10-KSB for the fiscal year ended September 30, 1995 and is incorporated herein by reference.

		10.4	Non-qualified Stock Option Plan appears as Exhibit 10-1 to Amendment No. 1 to the Form S-1 and is incorporated herein by reference.

		10.5	Stock Option Plan for Non-employee Directors dated February 12, 1990 appears as Exhibit 10.5 to the 1989 10-K and is incorporated herein by reference.

(b)           The Company did not file any Current Reports on Form 8-K during the fourth quarter ended September 30, 2001.

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

Signature	Title	Date

/s/ Darrel D. Brandt	Director	November 13, 2001
Darrel D. Brandt

/s/ Boris Popov	Director	November 13, 2001
Boris Popov

/s/ Robert L. Nelson	Director	November 13, 2001
Robert L. Nelson

/s/ Thomas H. Adams	Director	November 13, 2001
Thomas H. Adams

/s/ Mark B. Thomas	Director	November 13, 2001
Mark B. Thomas