Form 10QSB
period 2001-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2002-02-05
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended December 31, 2001

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

Yes   ☒   No   ☐

Number of shares outstanding as of February 1, 2002:       6,119,701

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
ASSETS	2001	2001
Current assets:
Cash	$362,166	$667,608
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	15,982	17,388
Inventories	812,645	686,402
Deferred tax asset – current portion	280,000	280,000
Prepaid expenses	14,240	14,113
Total current assets	1,485,033	1,665,511

Furniture, fixtures and leasehold improvements	309,249	198,006
Less accumulated depreciation	(134,730)	(127,066)
Furniture, fixtures and leasehold improvements - net	174,519	70,940

Other assets:
Patents less accumulated amortization of $8,166 and $7,995, respectively	3,498	3,670
Deferred tax asset - long-term portion	220,000	220,000
Other intangible assets less accumulated amortization of $38,548 and $35,978, respectively	12,849	15,419
Covenant not to compete less accumulated amortization of $233,987 and $224,501, respectively	145,451	154,937
Total other assets	381,798	394,026

Total assets	$2,041,350	$2,130,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$121,500	$106,353
Customer deposits	92,297	86,061
Accrued payroll	40,938	41,902
Other accrued liabilities	50,830	213,525
Current portion of covenant not to compete	33,488	32,584
Current liabilities	342,053	480,425

Long-term bank note and/or covenant , less current portions	117,581	126,169

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,119,701 and 6,119,701 shares, respectively, issued and outstanding)	61,197	61,197
Additional paid-in capital	2,761,347	2,761,347
Accumulated deficit	(1,240,828)	(1,298,661)
Total shareholders’ equity	1,581,716	1,523,883

Total liabilities and shareholders’ equity	$2,041,350	$2,130,477

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2001 and 2000

(UNAUDITED)

	2001	2000
Sales	$785,244	$794,470
Cost of sales	506,231	524,313

Gross profit	279,013	270,157

Selling, general and administrative	154,857	142,814
Research and development	41,976	61,094

Income from operations	82,180	66,249

Other income (expense):
Interest expense	(4,425)	(11,381)
Intangible amortization	(12,056)	(12,056)
Other income (expense)	(7,866)	(6,563)
Net income (loss)	$57,833	$36,249

Basic earnings per share	$0.01	$0.01

Weighted average number of shares outstanding	6,119,701	6,034,059

Diluted earnings per share	$0.01	$0.01

Weighted average number of shares outstanding	6,225,295	6,247,835

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOW

Increase (Decrease) in Cash

For the Three Months Ended December 31, 2001 and 2000

(UNAUDITED)

	2001	2000
Cash flow from operating activity:
Net income (loss)	$57,833	$36,249
Adjustments to reconcile net income to net cash from operating activity:
Depreciation and amortization	10,406	8,150
Amortization of covenant not to compete	9,486	9,486
Inventory valuation reserve	6,000	9,000
(Increase) decrease in:
Accounts receivable	1,279	73,321
Inventories	(132,243)	185,412
Increase (decrease) in:
Accounts payable	15,147	(75,749)
Customer deposits	9,236	18,618
Accrued expenses	(163,659)	56,253

Net cash from operating activities	(186,515)	320,740

Cash flow from investing activities:
Capital expenditures	(111,243)	(10,902)

Net cash from investing activities	(111,243)	(10,902)

Cash flow from financing activities:
Net payments under line-of-credit agreement	---	(150,000)
Proceeds from sale of stock	---	110,000
Principal payments on bank note	---	(4,066)
Principal payments on covenant not to compete	(7,684)	(7,004)

Net cash from financing activities	(7,684)	(51,070)

Increase (decrease) in cash	(305,442)	258,768
Cash - beginning of year	667,608	33,858

Cash - end of period	$362,166	$292,626

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

(UNAUDITED)

A.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's summary annual report for the year ended September 30, 2001.

B.    Inventories

The components of inventory consist of the following:

	12/31/01	09/30/01
Raw materials	$615,059	$519,511
Work in process	159,795	134,971
Finished goods	37,791	31,920
Total inventories	$812,645	$686,402

C.    Cash Concentrations

Bank balances periodically exceeded federally insured levels during the first quarter of fiscal year 2002 and 2001, and exceeded federally insured levels as of December 31, 2001.

D.    Accounts Receivable

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

E.     Customer Concentration

One major customer, Cirrus Design Corporation, represented 71.4%and 53.4% of the Company’s total sales in the first quarter of fiscal year 2002 and 2001, respectively.  The Company supplies parachute systems to Cirrus from its general aviation product line.

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

G.    New Product Development, Research and Development Funding and Income Recognition

Upon satisfaction of contingencies on November 2, 2000, an agreement between the Company and Charles F. Parsons (d.b.a. Millennium Aerospace) dated October 26, 2000 became effective.  The purpose of the agreement was to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  The funding will be used towards research and development for the BRS-172 product, with completion expected by mid-fiscal year 2002.  Following completion of the product, the Company will seek Federal Aviation Administration (FAA) approval, which will allow the product to be installed on certified Cessna 172 series aircraft.  Once certified by the FAA, the Company will begin production and distribution of the product and Parsons will market and distribute the product.  Under additional terms of the agreement, the Company will continue its efforts to solicit Cessna 172 owners for deposits, which will secure their purchase commitments for the product once certified.  The Company has received 10 deposits from customers.  To date, including the 10 deposits, the Company has 22 firm pre-production orders for the BRS-172 systems.

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

In September 2000, the Company entered into an agreement to bring back its product for the Cessna 150/152 model aircraft (the “BRS-150”).  The Company received the revised supplemental type certificate on January 9, 2002.  The product will be marketed under an exclusive marketing agreement with an outside company.  To date, the Company has 6 firm orders for the BRS-150 systems.

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

H.    Purchase and Supply Agreement

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

I.      Covenant Not to Compete

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

Future payments under this agreement are as follows:

	Future	Present
	Dollars	Dollars

2002	36,327	24,897
2003	48,436	36,354
2004	48,436	40,561
2005	48,436	45,255
Thereafter	4,036	4,002
	$185,671	$151,069

The Company also granted SCI's president an option to purchase 50,000 shares of the Company's common stock at an exercise price of $.25.  This option expires October 2005.

J.     Line-of Credit Borrowings

The Company has a $250,000 line-of-credit for use in operations.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The latest line-of-credit expires February 28, 2002.  The line calls for a variable interest rate of 1.5% over the bank’s index rate.  At December 31, 2001 and September 30, 2001 there was no outstanding balance under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

K.    Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109.

In fiscal year 2001the Company reduced the valuation allowance relating to the deferred tax assets to reflect current and projected utilization.  The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain timing differences.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $500,000 of deferred tax assets will be utilized.  The remaining valuation allowance of approximately $140,000 at December 31, 2001 is maintained on deferred tax assets, which the Company has not determined to be more likely than not realized at this time.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Sales

Sales for the first quarter of 2002 were consistent with levels attained in the prior fiscal year, which was a record year for the Company.  Although at the same level as the previous year, the mix of products sold shifted during the current fiscal year with the Company’s general aviation business increasing while the Company’s sport aviation business declined. In the current fiscal year quarter, revenues derived from the Company’s general aviation products accounted for approximately 71% of revenues compared to 53% in the prior fiscal year.  The Company’s primary customer, Cirrus Design Corporation (Cirrus), is expected to continue to increase manufacturing volumes for its aircraft throughout the next fiscal year for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2002 and beyond in its general aviation revenues.  However, volume projections and timing of those volumes is uncertain at this time.

The Company’s sport aviation business declined in the current fiscal year quarter compared to the prior fiscal year as a result of several factors.  The events of September 11, 2001 dramatically affected the sport aviation business inside of the United States.  The industry is showing some signs of recovery, but the final implications on the industry are still unknown at this time.  Also within the United States, there are new regulations being proposed that will affect future sport aviation aircraft designs and sales.  The new regulations are expected to strengthen the industry, and should therefore strengthen the Company’s position within the industry as well.  In addition, the international markets for the Company’s products have been affected by a number of factors.  These factors include a strong US currency that raises the cost of the Company’s exports, increased competition in Europe, and increasing government regulations that make it more challenging to transport the Company’s product abroad.  The Company has expanded its efforts to improve international business for its sport aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

Gross Margin

For the first quarter of fiscal year 2002, gross margin as a percentage of revenues was 35.5% compared to 34.0% for the same prior year quarter.  Despite increases in raw materials and labor costs, the consistent gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations will probably continue to impact gross margin percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of revenues have increased to 19.7% for the quarter ended December 31, 2001 as compared to 18.0% for the prior fiscal year quarter.  The increase is primarily as a result of increases in support function expenses and pay rate adjustments.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

Research and Development

Outside funding has offset a portion of research and development costs for both years.  Net research and development costs were lower on a comparative basis in actual dollars and a percentage of sales that that of the prior year.  Research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  This role will include not only that of future product developments, but in the exploitation of currently developed products for additional applications.  The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

Net Income and Earnings per Share

Net income in actual dollars and as a percentage of revenues was up for the current fiscal quarter over that of the prior year.  Net income of $57,833 for the quarter ended December 31, 2001 was 7.4% of revenues or $0.01 per share, as compared to net income of $36,249, which was 4.6% of revenues or $0.01 per share for the same prior year period.

Liquidity and Capital Resources:

Management intends to fund all of its continuing operation out of its current revenues with the exception of its contract research and development projects.  Based upon the Company’s current projections, the Company believes that it has sufficient cash from reserves and cash flow to finance operations through the next twelve-month period. The Company has also established a line-of-credit for use in operations as required.  The current line-of-credit is for $250,000 and is established on an annual renewal basis with the current agreement expiring February 28, 2002.  The Company has no balance currently outstanding under the line-of-credit.  Management believes that the current business operation, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period and will maintain and adjust expenses as necessary to improve profitability. The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

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

In November 2000, the Company entered into an agreement which provided $200,000 of the funding necessary to develop and certify a parachute recovery system for the Cessna 172 aircraft.  The agreement provides funding that will be utilized to offset a portion of the expenditures necessary for that project.  The Company is confident that the development and certification of the Cessna 172 system will be completed during the current fiscal year, but there can no assurance that the system will receive certification or if certified, will sell in volumes that will have a material impact on the Company.

The Company anticipates a need to make capital improvements to its current production facility as well as expenditures to increase inventory levels during the fiscal year as a result of the production of general aviation recovery systems.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 50 units in the first quarter of fiscal year 2002 as compared to 39 units for the same prior year quarter.  As of the middle of January 2002, Cirrus has firm orders for 359 SR20 models and 167 SR22 models which will include the Company’s parachute systems.  Cirrus has delivered 292 aircraft as of the same time period.  Cirrus expects to be able to fill the backlog of firm orders during the next 24 months.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is dependent on Cirrus for its revenues.  Any negative impact on Cirrus’ sales would negatively impact the Company’s projected revenues.

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

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects, anticipated Cirrus delivery orders and schedules, development, certification and financing of the Cessna 172 system, re-certification and financing of the Cessna 150/152 system, success of and follow-on contracts for NASA SBIR research projects, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, the elimination of funding for new research and development projects, the decline in unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 2.    Dividends

The Company declared a dividend in the amount of $0.02 per share, payable February 22, 2002 to all Common Shareholders of record on February 8, 2002.

Item 6.    Exhibits and Reports on Form 8-K

There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended December 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLISTIC RECOVERY SYSTEMS, INC.

By	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer

Dated February 4, 2002