Form 10QSB
period 2002-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2002-05-13
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended March 31, 2002

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

(651) 457-7491

(Issuer’s Telephone Number Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒    No

Number of shares outstanding as of May 7, 2002:         6,209,736

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information — Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

ASSETS	March 31, 2002	September 30, 2001
Current assets:
Cash	$400,804	$667,608
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	44,450	17,388
Inventories	732,953	686,402
Deferred tax asset — current portion	280,000	280,000
Prepaid expenses	13,167	14,113
Total current assets	1,471,374	1,665,511

Fixed assets	332,041	198,006
Less accumulated depreciation	(142,394)	(127,066)
Fixed assets — net	189,647	70,940

Other assets:
Patents less accumulated amortization of $8,338 and $7,995, respectively	3,327	3,670
Deferred tax asset - long-term portion	220,000	220,000
Other intangible assets less accumulated amortization of $41,118 and $35,978, respectively	10,279	15,419
Covenant not to compete less accumulated amortization of $243,472 and $224,501, respectively	135,966	154,937
Total other assets	369,572	394,026

Total assets	$2,030,593	$2,130,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$99,797	$106,353
Customer deposits	95,297	86,061
Accrued payroll	58,277	41,902
Other accrued liabilities	11,719	213,525
Current portion of covenant not to compete	34,417	32,584
Current liabilities	299,507	480,425

Long-term bank note and/or covenant , less current portions	108,968	126,169

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,209,7356 and 6,119,701 shares, respectively, issued and outstanding)	62,098	61,197
Additional paid-in capital	2,763,447	2,761,347
Accumulated deficit	(1,203,427)	(1,298,661)
Total shareholders’ equity	1,622,118	1,523,883

Total liabilities and shareholders’ equity	$2,030,593	$2,130,477

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended March 31, 2002 and 2001

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Sales	$1,128,279	$942,816	$1,913,523	$1,737,286
Cost of sales	670,419	606,895	1,176,650	1,131,208

Gross profit	457,860	335,921	736,873	606,078

Selling, general and administrative	211,165	170,619	366,022	313,433
Research and development	64,188	44,176	106,164	105,270

Income from operations	182,507	121,126	264,687	187,375

Other income (expense):
Interest expense	(4,425)	(7,198)	(8,850)	(18,579)
Intangible amortization	(12,056)	(12,056)	(24,112)	(24,112)
Other income (expense)	(5,300)	(4,374)	(13,166)	(10,937)
Net income (loss)	$160,726	$97,498	$218,559	$133,747

Basic earnings per share	$0.03	$0.02	$0.04	$0.02

Weighted average number of shares outstanding	6,160,482	6,069,534	6,160,482	6,069,534

Diluted earnings per share	$0.03	$0.02	$0.03	$0.02

Weighted average number of shares outstanding	6,296,982	6,299,810	6,296,982	6,299,810

See notes to financial statements.

        BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOW

Increase (Decrease) in Cash

For the Six Months Ended March 31, 2002 and 2001

(UNAUDITED)

	2002	2001
Cash flow from operating activity:
Net income (loss)	$218,559	$133,747
Adjustments to reconcile net income to net cash from operating activity:
Depreciation and amortization	20,811	16,299
Amortization of covenant not to compete	18,971	18,972
Inventory valuation reserve	12,000	9,000
(Increase) decrease in:
Accounts receivable	(26,116)	50,582
Inventories	(58,551)	225,778
Increase (decrease) in:
Accounts payable	(6,556)	(67,565)
Customer deposits	9,236	11,262
Accrued expenses	(185,431)	28,476

Net cash from operating activities	2,923	426,551

Cash flow from investing activities:
Investment in other intangible assets	—	(44,225)
Capital expenditures	(134,035)	(28,784)

Net cash from investing activities	(134,035)	(73,009)

Cash flow from financing activities:
Net payments under line-of-credit agreement	—	(220,600)
Proceeds from sale of stock	3,001	110,000
Principal payments on bank note	—	(8,232)
Dividends	(123,325)	—
Principal payments on covenant not to compete	(15,368)	(14,204)

Net cash from financing activities	(135,692)	(133,036)

Increase (decrease) in cash	(266,804)	220,506
Cash - beginning of year	667,608	33,858

Cash - end of period	$400,804	$254,364

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(UNAUDITED)

A.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s summary annual report for the year ended September 30, 2001.

B.    Inventories

The components of inventory consist of the following:

	03/31/02	09/30/01
Raw materials	$554,744	$519,511
Work in process	144,125	134,971
Finished goods	34,084	31,920
Total inventories	$732,953	$686,402

C.    Cash Concentrations

Bank balances periodically exceeded federally insured levels during the first and second quarters of fiscal year 2002 and 2001, and exceeded federally insured levels as of March 31, 2002.

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

E.     Customer Concentration

One major customer, Cirrus Design Corporation, represented 67.1% and 69.1% of the Company’s total sales for the quarter ended and year to date periods of March 31, 2002 as compared to 54.4% and 54.0% for the same periods last year.  The Company supplies parachute systems to Cirrus from its general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, that alterative dealers or distributors can be established.

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

G.    New Product Development, Research and Development Funding and Income Recognition

Upon satisfaction of contingencies on November 2, 2000, an agreement between the Company and Charles F. Parsons (d.b.a. Millennium Aerospace) dated October 26, 2000 became effective.  The purpose of the agreement was to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  As of March 31, 2002, all of the $90,000 was utilized as an offset against research and development costs fro the project.  All testing has been completed as of the end of March 2002 and approval by the Federal Aviation Administration (FAA) is being sought.  This approval, when received, will allow the product to be installed on certified Cessna 172 series aircraft.  Once certified by the FAA, the Company will begin production and distribution of the product and Parsons will market and distribute the product.  To date, including 10 customer deposits, the Company has 23 firm pre-production orders for the BRS-172 systems.

For the past several years, the Company’s primary general aviation products have been for the Cirrus Design SR20 and SR22 Aircraft (SR20 and SR22).  The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company’s parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification of the SR20 in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft.  The Company shared in the costs to develop and certify the parachute system for this aircraft.  The SR22 received FAA certification in November 2000 and has the Company’s product installed as standard equipment as well.  The SR22 is heavier and faster than the predecessor SR20.  The Company also shared in the costs to develop the parachute system for the SR22.  The net amount of expenses incurred by the Company is reflected in Research and Development expenses in the financial statements.

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

G.    New Product Development, Research and Development Funding and Income Recognition (Con’t)

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

I.      Covenant Not to Compete

On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, and SCI’s president and majority shareholder entered into a ten-year covenant not to compete with the Company.  The payments required under this agreement contained a non-interest-bearing portion and a portion that bears interest at a rate below the Company’s incremental borrowing rate.  Under generally accepted accounting principles the future payments were discounted at the Company’s incremental borrowing rate.

The 4% ten year note calls for monthly payments of $4,036 through October 2005.  Payments under this agreement are unsecured.

The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over ten years as shown in the accompanying financial statements.

Future payments under this agreement are as follows:

	Future Dollars	Present Dollars
2002	24,216	17,213
2003	48,436	36,354
2004	48,436	40,561
2005	48,436	45,255
Thereafter	4,036	4,002
	$173,560	$143,385

The Company also granted SCI’s president an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $.25.  This option expires October 2005.

J.     Line-of Credit Borrowings

The Company has a $250,000 line-of-credit for use in operations.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The current line-of-credit expires December 31, 2002.  The line calls for a variable interest rate of 1.5% over the bank’s index rate.  At March 31, 2002 and September 30, 2001 there was no outstanding balance under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

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

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $500,000 of deferred tax assets will be utilized.  The remaining valuation allowance of approximately $140,000 at March 31, 2002 is maintained on deferred tax assets, which the Company has not determined to be more likely than not realized at this time.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Sales

Sales for the second quarter of 2002 were up 19.7% to $1,128,279 compared to $942,816 for the prior fiscal year quarter.  On a year to date basis, sales were up 10.1% to $1,1737,286 for the first six months of fiscal year 2002.  The mix of products continues to be more concentrated in the general aviation market while the Company’s sport aviation business declined. In the current fiscal year quarter, revenues derived from the Company’s general aviation products accounted for approximately 67% of revenues compared to 54% in the prior fiscal year.  The Company’s primary customer, Cirrus Design Corporation (Cirrus), is expected to continue to increase manufacturing volumes for its aircraft throughout the next fiscal year for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2002 and beyond in its general aviation revenues.  However, volume projections and timing of those volumes is uncertain at this time.

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

Gross Margin

For the second quarter of fiscal year 2002, gross margin as a percentage of revenues was 40.6% compared to 35.6% for the same prior year quarter.  Despite increases in raw materials and labor costs, the improved gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations will probably continue to impact gross margin percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of revenues have increased to 18.7% for the quarter ended March 31, 2002 as compared to 18.1% for the prior fiscal year quarter.  The increase is primarily as a result of increases in support function expenses and pay rate adjustments.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

Research and Development

Outside funding has offset a portion of research and development costs for both years.  Net research and development costs were higher on a comparative basis in actual dollars and as a percentage of sales than that of the prior year.  Research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the exploitation of currently developed products for additional applications.  The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

Net Income and Diluted Earnings per Share

Net income in actual dollars and as a percentage of revenues was up for the current fiscal quarter as well as on a year to date basis over that of the prior year.  Net income of $160,726 for the quarter ended March 31, 2002 was 14.2% of revenues or $0.03 per share, as compared to net income of $97,498, which was 10.3% of revenues or $0.02 per share for the same prior year period.  On a year to date basis, net income of $218,559 was 11.4% of revenues or $0.03 per share compared to $133,747 or $0.02 per share for the prior fiscal year.

Liquidity and Capital Resources:

Management intends to fund all of its continuing operation out of its current revenues with the exception of its contract research and development projects.  Based upon the Company’s current projections, the Company believes that it has sufficient cash from reserves and cash flow to finance operations through the next twelve-month period. The Company has also established a line-of-credit for use in operations as required.  The current line-of-credit is for $250,000 and is established on an annual renewal basis with the current agreement expiring December 31, 2002.  The Company has no balance currently outstanding under the line-of-credit.  Management believes that the current business operation, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period and will maintain and adjust expenses as necessary to improve profitability. The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

The Company anticipated being able to expand its product line to include other certified and non-certified aircraft as the recovery system gains further market acceptance.  The Company has been in discussions with military and several domestic and foreign companies that have expressed interest in utilizing the Company’s products.  No assurance can be made as to the future benefits that will be derived from these discussions.

In November 2000, the Company entered into an agreement which provided $200,000 of the funding necessary to develop and certify a parachute recovery system for the Cessna 172 aircraft.  The agreement provided funding that was utilized to offset a portion of the expenditures necessary for that project.  The development and testing of the Cessna 172 system has been completed and certification paperwork has been submitted to the FAA for approval.  Certification is expected to be received during the Company’s third fiscal quarter, but there can be no assurances that the system will receive certification or if certified, will sell in volumes that will have a material impact on the Company.

The Company anticipates a need to make capital improvements to its current production facility as well as expenditures to increase inventory levels during the fiscal year as a result of the production of general aviation recovery systems.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 73 units in the second quarter of fiscal year 2002 as compared to 47 units for the same prior year quarter.  On a year to date basis, the Company delivered 123 units in the current fiscal year compared to 86 units for the same prior year period.  As of the beginning of May 2002, Cirrus has firm orders for 315 SR20 models and 172 SR22 models which will include the Company’s parachute systems.  Cirrus has delivered 387 aircraft as of the same time period.  Cirrus expects to be able to fill the backlog of firm orders during the next 24 months.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is dependent on Cirrus for its revenues.  Any negative impact on Cirrus’ sales would negatively impact the Company’s projected revenues.

At the beginning of November 2001, the Company entered into a contract with NASA through it’s Small Business Innovation Research (SBIR) grant program.  The Phase I grant is a six-month feasibility study to explore the possibility of the Company’s ability to develop recovery systems for use of faster and larger aircraft than those currently supported by the Company.  The contract is a firm-fixed contract for $68,571.  Subsequent to the end of the second quarter, the Company completed its work under the Phase I grant and submitted its reports and a proposal for a Phase II grant.  The Phase II grant would be for a firm-fixed grant of up to $600,000 over a two-year period.  No assurances can be made that a Phase II grant will be awarded.  Nor can assurances be made that if either or both Phases, if granted, are successful, that they will result in future products and revenues for the Company.

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

There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLISTIC RECOVERY SYSTEMS, INC.

By	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer

Dated May 13, 2002