Form 10QSB
period 2002-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2002-08-13
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended June 30, 2002

Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from to

Commission file number 0-15318

BALLISTIC RECOVERY SYSTEMS, INC
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

Yes        ☒          No    ☐

Number of shares outstanding as of August 9, 2002:  6,209,736

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash	$763,868	$667,608
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	98,628	17,388
Inventories	662,131	686,402
Deferred tax asset – current portion	487,000	280,000
Prepaid expenses	12,404	14,113
Total current assets	2,024,031	1,665,511

Fixed assets	340,359	198,006
Less accumulated depreciation	(150,057)	(127,066)
Fixed assets - net	190,302	70,940

Other assets:
Patents less accumulated amortization of $8,509 and $7,995, respectively	3,155	3,670
Deferred tax asset - long-term portion	—	220,000
Other intangible assets less accumulated amortization of $43,688 and $35,978, respectively	7,710	15,419
Covenant not to compete less accumulated amortization of $252,958 and $224,501, respectively	126,480	154,937
Total other assets	137,345	394,026
Total assets	$2,351,678	$2,130,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$109,770	$106,353
Customer deposits	135,145	86,061
Accrued payroll	58,425	41,902
Other accrued liabilities	60,719	213,525
Current portion of covenant not to compete	35,372	32,584
Current liabilities	399,431	480,425

Long-term bank note and/or covenant , less current portions	100,329	126,169

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,209,736 and 6,119,701 shares, respectively, issued and outstanding)	62,098	61,197
Additional paid-in capital	2,763,447	2,761,347
Accumulated deficit	(973,627)	(1,298,661)
Total shareholders’ equity	1,851,918	1,523,883

Total liabilities and shareholders’ equity	$2,351,678	$2,130,477

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended June 30, 2002 and 2001

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Sales	$1,539,747	$1,001,199	$3,453,270	$2,738,485
Cost of sales	943,140	652,360	2,119,790	1,783,568

Gross profit	596,607	348,839	1,333,480	954,917

Selling, general and administrative	205,932	168,737	571,954	482,170
Research and development	79,395	47,629	185,559	152,899

Income from operations	311,280	132,473	575,967	319,848

Other income (expense):
Interest expense	(4,425)	(5,078)	(13,275)	(23,657)
Intangible amortization	(12,055)	(12,055)	(36,167)	(36,167)
Other income (expense)	—	(1,459)	(13,166)	(12,396)

Pre-tax net income	294,800	113,881	513,359	247,628

Income tax expense	65,000	—	65,000	—

Net income	$229,800	$113,881	$448,359	$247,628

Basic earnings per share	$0.04	$0.02	$0.07	$0.04

Weighted average number of shares outstanding	6,176,893	6,081,622	6,176,893	6,081,622

Diluted earnings per share	$0.04	$0.02	$0.07	$0.04

Weighted average number of shares outstanding	6,238,306	6,091,374	6,238,306	6,091,374

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOW

Increase (Decrease) in Cash

For the Nine Months Ended June 30, 2002 and 2001

(UNAUDITED)

	2002	2001
Cash flow from operating activity:
Net income	$448,359	$247,628
Adjustments to reconcile net income to net cash from operating activity:
Deferred income tax	13,000	—
Depreciation and amortization	31,215	24,449
Amortization of covenant not to compete	28,457	28,458
Inventory valuation reserve	24,000	18,000
Provision for bad debts	—	7,500
(Increase) decrease in:
Accounts receivable	(81,240)	22,377
Inventories	271	309,494
Prepaid expenses	1,709	—
Increase (decrease) in:
Accounts payable	3,417	(43,023)
Accrued expenses	(87,199)	43,330

Net cash from operating activities	381,989	658,213

Cash flow from investing activities:
Investment in other intangible assets	—	(44,225)
Capital expenditures	(142,353)	(33,901)

Net cash from investing activities	(142,353)	(78,126)

Cash flow from financing activities:
Net payments under line-of-credit agreement	—	(220,600)
Proceeds from sale of stock	3,001	110,000
Principal payments on bank note	—	(12,500)
Principal payments on covenant not to compete	(23,052)	(21,601)
Dividend payment	(123,325)	—

Net cash from financing activities	(143,376)	(144,701)

Increase (decrease) in cash	96,260	435,383
Cash - beginning of year	667,608	33,858

Cash - end of period	$763,868	$469,244

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

(UNAUDITED)

A.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2002.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s summary annual report for the year ended September 30, 2001.

B.      Inventories

The components of inventory consist of the following:

	06/30/02	09/30/01
Raw materials	$501,141	$519,511
Work in process	130,198	134,971
Finished goods	30,792	31,920
Total inventories	$662,131	$686,402

C.      Cash Concentrations

Bank balances periodically exceeded federally insured levels during the first, second and third quarters of fiscal year 2002 and 2001, and exceeded federally insured levels as of June 30, 2002.

D.      Accounts Receivable

The Company sells to domestic and foreign companies.  The Company grants uncollateralized credit to some customers as well as that are prepaid or shipped cash on delivery (COD).  In addition, the Company’s research and development projects are billed to its customers on an uncollateralized credit basis with terms of between net 15 and net 30 days.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year.  That amount cannot be estimated.

E.      Customer Concentration

One major customer, Cirrus Design Corporation, represented 77.7% and 72.6% of the Company’s total sales for the quarter ended and year to date periods of June 30, 2002 as compared to 55.9% and 54.4% for the same periods last year.  The Company supplies parachute systems to Cirrus from its general aviation product line.

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

G.      New Product Development, Research and Development Funding and Income Recognition

Upon satisfaction of contingencies on November 2, 2000, an agreement between the Company and Charles F. Parsons (d.b.a. Millennium Aerospace) dated October 26, 2000 became effective.  The purpose of the agreement was to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  As of June 30, 2002, all of the $90,000 was utilized as an offset against research and development costs for the project.  As of June 30, 2002 all testing was completed and the Company was awaiting approval by the Federal Aviation Administration (FAA).  On July 11, 2002, the FAA notified the Company that it had granted the supplemental type certificate to the Company for the BRS-172.  This will allow the product to be installed on certified Cessna 172 series aircraft.  Since certified, the Company has begun making arrangements for production and distribution of the product and Parsons will market and distribute the product.  To date, including 10 customer deposits, the Company has 22 firm production orders for the BRS-172 systems.

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

On November 2, 2001, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a Phase I feasibility study, covers a six month period and is a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Company completed the Phase I contract in May 2002 and applied for a Phase II grant.  On July 18, 2002, the Company was notified that it has been selected to receive a Phase II grant to continue the research that was begun during Phase I.  The final contract award amount will be finalized as part of the contract negotiation process before the end of the calendar year.  The maximum grant amount will not exceed $600,000 and will cover a period of no more than 24 months.

H.      Purchase and Supply Agreement

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus Design Corporation (Cirrus), the manufacturer of the SR20 and SR22 aircraft that utilize the Company’s parachute system as standard equipment.  Under the Agreement, Cirrus has been issued four warrants to acquire an aggregate of up to 1.4 million shares of restricted Company stock.  In order to execute the warrants, Cirrus must meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over the subsequent five years.  The purchase levels that must be achieved along with the corresponding number of shares under each warrant and warrant strike price are as follows:

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

Future payments under this agreement are as follows:

	Future Dollars	Present Dollars

2002	12,108	9,529
2003	48,436	36,354
2004	48,436	40,561
2005	48,436	45,255
Thereafter	4,036	4,002
	$161,452	$135,701

The Company also granted SCI’s president an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $.25.  This option expires October 2005.

J.       Line-of-Credit Borrowings

The Company has a $250,000 line-of-credit for use in operations.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The current line-of-credit expires December 31, 2002.  The line calls for a variable interest rate of 1.5% over the bank’s index rate.  At June 30, 2002 and 2001 there were no outstanding balances under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

K.      Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109.

In fiscal year 2001 and 2002 the Company reduced the valuation allowance relating to the deferred tax assets to reflect current and projected utilization.  The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain timing differences.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $487,000 of deferred tax assets will be utilized.  The remaining valuation allowance was eliminated at June 30, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Sales

Sales for the third quarter of 2002 were up 53.8% to $1,539,747 compared to $1,001,199 for the prior fiscal year quarter.  On a year to date basis, sales were up 26.1% to $3,453,270 for the first nine months of fiscal year 2002.  The mix of products continues to be more concentrated in the general aviation market while the Company’s sport aviation business declined. In the current fiscal year quarter, revenues derived from the Company’s general aviation products accounted for approximately 78% of revenues compared to 56% in the prior fiscal year.  On a year to date basis, revenues derived for the general aviation products accounted for 73% as compared to 54% in the prior fiscal year.  The Company’s primary customer, Cirrus Design Corporation (Cirrus), is expected to continue to increase manufacturing volumes for its aircraft throughout the next fiscal year for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2002 and beyond in its general aviation revenues.  However, volume projections and timing of those volumes is uncertain at this time.

The Company’s sport aviation business declined in the current fiscal year compared to the prior fiscal year as a result of several factors.  The events of September 11, 2001 dramatically affected the sport aviation business inside of the United States.  The industry is showing some signs of recovery, but the final implications on the industry are still unknown at this time.  Also within the United States, there are new regulations being proposed that will affect future sport aviation aircraft designs and sales.  The new regulations are expected to strengthen the industry, and should therefore strengthen the Company’s position within the industry as well.  In addition, the international markets for the Company’s products have been affected by a number of factors.  These factors include fluctuating currencies that affect the cost of the Company’s exports, increased competition in Europe, and increasing government regulations that make it more challenging to transport the Company’s product abroad.  The Company has expanded its efforts to improve international business for its sport aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

Gross Margin

For the third quarter of fiscal year 2002, gross margin as a percentage of revenues was 38.8% compared to 34.8% for the same prior year quarter.  Despite increases in raw materials and labor costs, the improved gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations will probably continue to impact gross margin percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of revenues have decreased to 13.4% for the quarter ended June 30, 2002 as compared to 16.9% for the prior fiscal year quarter.  In actual dollars, these cost have gone up as a result of increases in support function expenses and pay rate adjustments.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

Research and Development

Outside funding has offset a portion of research and development costs for the quarter ended June 30, 2002 and June 30, 2001.  Net research and development expenses totaled $79,395 in the quarter ended June 20, 2002 compared to $47,629 for the prior fiscal year quarter.  Research and development expenses as a percentage of revenues were 5.2% for the quarter ended June 30, 2002, compared to 4.8% for the prior fiscal year quarter.  Research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the exploitation of currently developed products for additional applications.  The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

Net Income and Diluted Earnings per Share

Net income in actual dollars and as a percentage of revenues was up for both the current fiscal quarter and on a year to date basis over that of the prior year.  Net income of $229,800 for the quarter ended June 30, 2002 was 14.9% of revenues or $0.04 per share, as compared to net income of $113,881, which was 11.4% of revenues or $0.02 per share for the same prior year period.  On a year to date basis, net income of $448,359 was 13.0% of revenues or $0.07 per share compared to $247,628 or $0.04 per share for the prior fiscal year.  A net income tax expense was recorded for the current fiscal year as the Company’s net income before taxes, adjusted for all remaining NOL benefits, has resulted in taxable income for both Federal and State tax purposes.  No income tax expense was recorded in the prior fiscal year periods as a result of the utilization of NOL benefits.

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

In November 2000, the Company entered into an agreement which provided $200,000 of the funding necessary to develop and certify a parachute recovery system for the Cessna 172 aircraft.  The agreement provided funding that was utilized to offset a portion of the expenditures necessary for that project.  The development and testing of the Cessna 172 system was completed and certification paperwork was submitted for approval to the Federal Aviation Administration (FAA).  On July 11, 2002, the FAA notified the Company that it had granted the supplemental type certificate to the Company for the BRS-172.  This will allow the product to be installed on certified Cessna 172 series aircraft.  The Company has begun making arrangements for production and distribution of the product for the orders currently on backlog for the product.  Although certified, there can be no assurances that the system will sell in volumes that will have a material impact on the Company.

The Company anticipates a need to make capital improvements to its current production facility as well as expenditures to increase inventory levels during the fiscal year and beyond as a result of the production of general aviation recovery systems and further market penetration.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 115 units in the third quarter of fiscal year 2002 as compared to 48 units for the same prior year quarter.  On a year to date basis, the Company delivered 238 units in the current fiscal year compared to 134 units for the same prior year period.  As of the beginning of August 2002, Cirrus has firm orders for 205 SR20 models and 207 SR22 models which will include the Company’s parachute systems.  Cirrus has delivered 495 aircraft to date as of the same time period.  Cirrus expects to be able to fill the backlog of firm orders during the next 24 months.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is dependent on Cirrus for a material portion of its revenues.  Any negative impact on Cirrus’ sales would negatively impact the Company’s projected revenues.

At the beginning of November 2001, the Company entered into a contract with NASA through it’s Small Business Innovation Research (SBIR) grant program.  The Phase I grant is a six-month feasibility study to explore the possibility of the Company’s ability to develop recovery systems for use of faster and larger aircraft than those currently supported by the Company.  The contract is a firm-fixed contract for $68,571.  In May 2002, the Company completed its work under the Phase I grant and submitted its reports and a proposal for a Phase II grant.  On July 18, 2002, the Company was notified that it was selected to receive a Phase II grant to continue research that was started during Phase I.  The Phase II grant is for a firm-fixed grant of up to $600,000 over a two-year period.  The final award amount will be determined as part of the final contract negotiations that are expected to be completed prior to the end of the calendar year.  No assurances can be made that if the Phase II is successful, that it will result in future products and revenues for the Company.

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

Item 6.    Exhibits and Reports on Form 8-K

There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLISTIC RECOVERY SYSTEMS, INC.

By	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer

Dated August 9, 2002

CEO/CFO Certification of Financial Statements

Pursuant to 18 U.S.C. Statute 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity as an officer of Ballistic Recovery Systems, Inc. (the “Company”) that (a) the Quarterly Report of the Company on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

By	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer

Dated August 9, 2002