Form 10KSB
period 2002-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2002-12-16
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended September 30, 2002

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

Issuer’s telephone number including area code: (651) 457-7491

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B contained in this form, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒.

State Issuer’s revenues for the most recent fiscal year:  $5,057,092.

Based upon the average bid and asked prices of the Issuer’s Common Stock, the aggregate market value of the Common Stock held by Non-affiliates of the Issuer as of November 11, 2002 was approximately $3,840,000.

Number of shares outstanding as of November 11, 2002:   6,209,736.

Index for exhibits is located on page 31.  This document contains 34 pages.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement to be used in connection with the election of directors at the 2003 annual shareholders meeting (the “Proxy Statement”) are incorporated by reference into Part III, Items 9-12 as follows:

Part of Form 10-K		Portion of Proxy Statement

1.	Part III, Item 9. Directors and Executive Officers of the Registrant.	1.	Proposal 1: Election of Directors.

2.	Part III, Item 10. Executive Compensation.	2.	Proposal 1: Executive Compensation.

3.	Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management.	3.	Common Stock Ownership of Principal Shareholders and Management.

4.	Part III, Item 12. Certain Relationships and Related Transactions.	4.	Certain Relationships and Related Transactions.

PART I

Item 1.  Description of Business

Ballistic Recovery Systems, Inc. (the “Company”) was incorporated in 1980 under the laws of the State of Minnesota.

(a)       Business Development

The Company’s core business is the design, manufacturing and marketing of whole-aircraft emergency parachute recovery systems for use with general aviation and recreational aircraft. The emergency parachute systems are intended for use in the event of an in-air emergency and are designed to bring down the entire aircraft and its occupants under the parachute canopy. The Company believes it is the only US manufacturer of whole aircraft recovery systems.  In addition, the Company has designed systems for use with various military and civilian unmanned aircraft markets.

Since its inception, the Company has delivered over 17,000 systems that have been installed on recreational and general aviation aircraft.  To date, the Company has documented 156 lives saved through the use of its systems in actual in-air emergencies.  The most recent of which was the first ever save in a certified general aviation aircraft in October 2002.

The Company was founded to provide recreational aircraft parachute systems for use in ultralight and experimental aircraft.  That segment of the business continues to be a consistent generator of revenues for the Company and accounted for 25% and 42% of gross revenues for fiscal year 2002 and 2001, respectively.

The Company has also expanded its product line through the use of self-funded development and outside engineering contracts in the area of general aviation aircraft.  The general aviation market accounted for 75% and 58% of the Company’s revenues for fiscal year 2002 and 2001, respectively.  During the past several years, the Company’s primary general aviation product has been for the Cirrus SR20 (SR20) and SR22 manufactured by Cirrus Design Corporation (“Cirrus Design”).  Cirrus Design, based in Duluth Minnesota is presently the world’s second largest manufacturer of single engine certified aircraft.  Both models of Cirrus Design aircraft utilize the Company’s parachute system as a standard equipment feature.  The Federal Aviation Administration (FAA) certified the SR20 in 1998 and the SR22 was certified in 2000.

The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification of the SR20 in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and Cirrus Design has retained the developed technology that is specific to their individual aircraft.  The Company shared in the costs to develop and certify the parachute system for this aircraft.  The SR22 received FAA certification in November 2000 and also has the Company’s product installed as standard equipment.  The SR22 is heavier and faster than the predecessor SR20.  The Company shared in the costs to develop the parachute system for the SR22 as well.  Cirrus Design announced in April 2001 that it would introduce a diesel version of its aircraft called the SR21TDi (SR21).  The SR21 will be first introduced in the European market and is expected to be on the market sometime in the next several years.  This model, which is similar to the SR20 and SR22 aircraft, is expected to utilize the Company’s parachute system as standard equipment as well.

In November 2000, the Company entered into an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft.  The funding was used towards research and development for the BRS-172 product, which received FAA certification in July 2002.  The first customer delivery of the BRS-172 was made in September 2002.  Under additional terms of the agreement, the Company has the right to select factory direct sales, which the Company intends to pursue during fiscal year 2003.

In September 2000, the Company entered into an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) to provide its product for the Cessna 150/152 model aircraft (the “BRS-150”).  The product was re-certified in January 2002.  Under this agreement the Company developed a new rocket motor that is used for the product which is marketed under an exclusive marketing agreement with Millennium Aerospace.  The BRS-150 was originally certified by the FAA in early 1993 and was the first whole-aircraft parachute system certified by the FAA.

During the first part of fiscal year 2002, the Company was working under a contract with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which was a Phase I feasibility study, covered a six month period and is a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and has been granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase I work was completed in May 2002 and the Company applied for a follow-on Phase II grant.  Effective September 16, 2002, the Company was awarded a Phase II grant under a firm fixed contract for $598,694 with a period of performance not exceeding 24 months.

Over the past several years, the Company has been successful in establishing various third party funding sources for its research and development.  Outside funding for research and development activities is an ongoing objective for the Company; however, no assurances can be made that the Company will be successful in this regard.

(b)       Narrative Description of Business

Principal Products:

The Company’s principal product line is whole aircraft emergency parachute recovery systems.  The systems, in an in-air emergency situation, may be activated by the pilot releasing a parachute that is designed to open quickly, slow the decent of the aircraft, and lower the aircraft and its occupants safely to the ground to prevent or reduce human injury and damage to the aircraft. Possible parachute usage scenarios include:  Mid-air collision (loss of integrity or control); severe weather upset (wind shear, turbulence); power loss with poor visibility (night or IMC); loss of control (component failure or jam); engine out over hostile (unlandable) terrain; structural failure (age-weakened parts); pilot medical trauma (heart attack); overstress (due to aerobatics, violent weather).

General Aviation Products:

The Company entered the general aviation market in the mid 1980’s when it began development of an emergency parachute recovery system for the Cessna 150/152 series of aircraft.  In 1993, this system, known as the GARD-150 (now called the “BRS-150”), received a Supplemental Type Certificate (STC) from the FAA that allows owners of Cessna 150/152 model aircraft to install the system.  Media attention for this new product resulted in domestic and international television and radio broadcasts as well as coverage in domestic and international aviation and non-aviation print media.  The Company believes that the successful completion of the product for the Cessna 150/152, which generated media attention for both the product and the Company, created interest in the Company’s product by outside companies.  The BRS-150 was not successfully marketed as a product by the Company, and resulted in low sales volumes.  However, at the close of fiscal year 2000, the Company signed an agreement to reintroduce the BRS-150 product under an exclusive marketing agreement with Charles F. Parsons (d.b.a. Millennium Aerospace).

In 1994, the Company entered into an agreement with Cirrus Design, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus Design SR20 (SR20), on October 23, 1998.  This is the first FAA certified aircraft to offer one of the Company’s recovery systems as standard equipment.  The Company began delivering systems for the SR20 during fiscal year 1999 and continuing to the present.

During fiscal year 2000, Cirrus Design began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of parachute systems by the Company began in December 2000 and continue to the present.  This became the third of the Company’s products that has received FAA certification.  For fiscal year 2002, approximately 75% of the Company’s total revenues came from Cirrus Design.

In November 2000, the Company signed an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) relating to and received funding for a substantial portion of the development costs to develop and test a parachute recovery system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding to develop and test such a recovery system.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.

Recreational Aviation Products:

Recreational aviation products include products designed and manufactured for use on unregistered aircraft such as ultralights and aircraft registered with the FAA as experimental.  The Company manufactures these products and sells them directly to individuals and through dealers and distributors who also market and sell the aircraft and related products.

Contract Research and Development:

Contract research and development has allowed the Company to expand its product line and expertise in whole aircraft recovery systems. It has been and will continue to be a goal of the Company to receive outside funding for its research and development activities to supplement its own financial commitment.

In November 2001, the Company entered into a contract with NASA for the Company’s second Phase I SBIR research grant.  The Company has been a successful recipient of both Phase I and Phase II SBIR research grants in prior years.  The contract, which was a Phase I feasibility study, was completed in May 2002 and was a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  Following the Phase I work, the Company applied for a follow-on Phase II grant.  The Company was successful in its Phase II pursuit and effective September 16, 2002 the Company began work under a two-year contract for a firm fixed award of $598,694.

Manufacturing Operations and Suppliers:

The Company’s personnel in a South St. Paul, Minnesota facility perform assembly of the Company’s product line.  The parachutes utilized by the Company are purchased from a certain key supplier although there are other suppliers of parachutes. The Company manufactures its own ballistic devices and receives its solid fuel propellant from a single source.  The Company believes that there are alternate sources for solid fuel in the event that this source becomes unavailable.  Other components are purchased from a variety of suppliers or internally produced.  The Company routinely searches for new vendors and believes alternate sources can be found should any of these vendors be unable to meet the Company’s needs.  In addition, the Company possesses or can acquire the expertise necessary for internal production of all key components.

Patents:

On August 26, 1986, United States Patent No. 4,607,814 was issued to the founder of the Company, for an explosively deployed parachute system for ultralight aircraft.  The patent is effective until 2003 and has been assigned to the Company.  This patent does not cover the solid fuel extraction device aspect of the systems currently being sold by the Company.

On September 5, 1989, United States Patent No. 4,863,119 was issued to the Company on behalf of two of the Company’s employees for a “Parachute Reefing Device” as part of a parachute recovery system.  The two employees assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2006.  This patented feature is utilized in the Company’s general aviation line as well as in its recreational aviation products.  Current development projects also utilize the reefing device as an integral design component.

On May 2, 2000, United States Patent No. 6,056,241 was issued to the Company on behalf of one of the Company’s employees for a “Thin Film Parachute with Continuous Lateral Reinforcing Fibers”.  The employee assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2017.  The Company in connection with its NASA SBIR grant program that was completed during fiscal year 1999 developed this patented process. The Company does not have a current application for the patented process, but the Company hopes that the patented process can be used in both military and civilian applications complimenting or enhancing the Company’s current product line.

When the Company completes development of additional ballistic parachute recovery systems, it intends to apply for patents for such systems if possible.  There can be no assurance, however, that any patents will be granted or, if granted that they will be of material benefit to the Company.

Seasonality:

Typically, the Company experiences seasonality in its recreational aviation line.  The second and third quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season.  The Company’s expansion in the general aviation market through the production of systems for the Cirrus Design SR20 and SR22 has lessened the impact of seasonality on the Company.  This trend is expected to continue as the Company increases its deliveries in the general aviation market over the next several years.

Dependence on a Single Customer:

  During the fiscal year ended September 30, 2002 and 2001, the Company was dependent on one customer, Cirrus Design Corporation, for 75%and 58% of the Company’s total sales, respectively.  The Company supplies parachute recovery systems to Cirrus from its general aviation product line.

  In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s recreational aviation products, that alternative dealers or distributors can be established.

Backlog of Orders:

As of September 30, 2002 and 2001, the Company had a backlog of orders totaling approximately $4,434,000 and $6,221,000, respectively. The backlogs included over $3.8 million and $6.1 million of orders for the Cirrus Design aircraft, respectively.  This backlog is expected to be filled within 12 to 24 months.  The reduction in backlog for Cirrus Design is a result of Cirrus’ efforts to reduce lead times and increase production volumes to better serve its customers.  Cirrus Design is currently producing aircraft at levels which has made it the second largest producer of single engine piston aircraft in the world behind Cessna Aircraft Company.  Due to the backlog period involved, however, it is reasonably possible that there could be cancellations of a portion of the currently backlogged orders.  The Company expects to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders.  The Company cautions readers who may utilize published bookings and backlog information as tools to forecast the Company’s revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

Research and Development:

A summary of research and development is as follows:

	2002	2001
Total research and development expenditures	$415,929	$265,090

Revenues recognized under contract research and development relationships	(112,741)	(59,077)

Research and development, net	$303,188	$206,013

The source for the 2002 outside funding was from Charles F. Parsons as part of an agreement for development and certification of the parachute system for the Cessna 172 model aircraft, and from NASA under the Phase I SBIR grant.  The source of the 2001 outside funding was from Charles F. Parsons as part of the same agreement for development and certification of the parachute system for Cessna 172 model aircraft, and from Cirrus Design as part of a cost sharing agreement for the development and certification of the SR22 parachute system.

Competition:

The Company sells its ballistically deployed parachute recovery systems in the United States and internationally.  The Company entered into a covenant not to compete agreement on October 26, 1995 with Second Chantz (“SCI”), whom the Company believes was the only domestic competitor for ballistically deployed parachute systems for the domestic recreational aviation market.  Several foreign companies have or are attempting to introduce new competitive products into the international recreational aviation market. Competition is strong in the European market based on price, but the Company continues to pursue sales in that market.  At present, none of the foreign companies have successfully entered the domestic market.  The Company believes its current systems were the first in the market and that its products and service are superior to its competitors.

The FAA, as part of the Cirrus Design SR20 and SR22 certification process, has certified the Company’s product, which is standard equipment on those aircraft.  These are the first whole aircraft recovery system ever certified by the FAA as standard equipment.  The Company also holds Supplemental Type Certificates for the recovery systems for the Cessna 150/152 and Cessna 172 model aircraft.  At present, there are no other manufacturers with the FAA Supplemental Type Certificate or FAA certification under a manufacturer’s Type Certificate necessary to install a recovery system for the general aviation market.  The Company is unaware of any other manufacturer performing contract or self-funded research and development activities in an effort to obtain Supplemental Type Certificates or Type Certificates for any other FAA certified aircraft.

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

Employees:

As of September 30, 2002, the Company had 20 full-time employees and one part-time employee at its South St. Paul facility.

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

PART II

Item 5.    Market for Common Equity and Related Shareholder Matters

(a)       Market Information

The Company’s stock is listed on the electronic bulletin board on the over the counter market and on the pink sheets under the trading symbol of BRSI or BRSI.OB.  Several Internet stock tracking services show the Company’s trading volumes with bid and ask prices as far back as August 1995.  Based on information provided by these Internet stock-tracking services, the Company believes that the asking price would be $0.84 and the bid price would be $0.84 as of September 30, 2002.

The following table sets forth the estimated high and low bid prices for the periods indicated.  The estimated bid prices shown are based on information from several Internet stock-tracking services. These figures are estimates or averages and do not necessarily represent actual transactions.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common Stock:
2002	High	$1.03	$1.53	$1.12	$1.05
	Low	$0.76	$0.98	$0.86	$0.80

2001	High	$0.78	$1.41	$1.01	$1.00
	Low	$0.41	$0.39	$0.66	$0.65

(b)       Holders

As of November 11, 2002, the Company estimates there were approximately 1,500 beneficial owners of the Company’s common stock.

(c)       Dividends

The Company declared a dividend in the amount of $0.02 per share, payable February 22, 2002 to all Common Shareholders of Record on February 8, 2002.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Year ended September 30, 2002 compared to September 30, 2001

Sales

Sales for 2002 were $5,057,092, a 34.2% increase from the $3,768,727 for 2001.  The increase is attributed to the Company’s new general aviation products.  In the current fiscal year, revenues derived from the Company’s general aviation products accounted for approximately 75% of revenues compared to 58% in the prior fiscal year.  The Company’s primary customer, Cirrus Design, is expected to exceed fiscal year 2002 manufacturing volumes for its aircraft throughout the next fiscal year for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2003 in its general aviation revenues.  However, volume projections and timing of those volumes is uncertain at this time.  Cirrus had reduced their backlog by the end of the current fiscal year compared to the prior fiscal year by increasing production volumes in an effort to better serve its customers with shortened lead-times.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.

The Company’s recreational aviation business has dipped below prior year levels.  The Company extended its backlog at the end of the current fiscal year as a result of increased production volume demands for its general aviation products.  Taking the increased backlog into consideration, the reduction in recreational aviation business was approximately 8.5% from the prior year.  Within the recreational aviation business, the international markets for the Company’s products have been affected by a number of factors.  These factors include a strong US currency that raises the cost of the Company’s exports, increased competition in Europe, and increasing government regulations that make it more challenging to transport the Company’s product abroad.  The Company has expanded its efforts to improve international business for its recreational aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

Gross Margin

For 2002, gross margin as a percentage of revenues was 40.1% compared to 37.6% for 2001.  Despite increases in raw materials and labor costs, the improved gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, pricing adjustments to customers for volume purchases, and volume related efficiencies.  Such variations will probably continue to impact gross margin percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs increased 30.9% for 2002, which is primarily due to increased staffing and salary adjustments, advertising, trade show activity, travel and business development expenses, insurance costs and shareholder related expenditures.  Selling, general and administrative costs as a percentage of revenues have decreased to 17.3% for 2002 as compared to 17.7% for 2001.    Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the recreational market sales.

Research and Development

Outside funding has offset a portion of research and development costs for both years.  Net research and development costs were 47.2% higher on a comparative basis.  On a percentage of revenues basis, year to date research and development expenditures were 6.0% compared to 5.5% in the prior year.  Expenditures are up as a result of additional staffing and material acquisitions for specific projects.  Research and development is an integral part of the growth strategy for the Company, and the Company believes that they will continue to play an important role in the Company’s success.  This role will include not only that of future product developments, but in the expansion of currently developed products for additional applications.  In addition to self-funded research and development, the Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

Income before Income Taxes

For 2002, income before income taxes was $801,490 or 15.8% of revenues compared to $424,488 or 11.3% of revenues in 2001.  As the Company expands into different aircraft markets and expands its product applications, market conditions will determine ultimate sales levels and profitability.

Income Taxes Expense (Benefit)

A net expense was recorded for 2002 which was offset by valuing the remainder of the net operating loss carryforwards (NOL’s).  2002 marks the full valuation of all remaining NOL’s for the Company.  A net benefit was recorded in 2001 and was a result of the valuation of the Company’s NOL’s.  The benefit was recorded based on the Company’s ability to demonstrate that there was a reasonable likelihood of being able to utilize the carryforwards to offset State and Federal taxes on future taxable income.  Future income tax expense will be determined by actual profitability levels adjusted for book and tax timing differences.

Earnings per Share

Net income of $604,801 for 2002 was 12.0% of revenues or $0.10 per share, as compared to net income of $599,010, which was 15.9% of revenues or $0.10 per share for 2001.  The comparative reduction as a percentage of sales is a result of prior year utilization of NOL’s to increase income after taxes.

Liquidity and Capital Resources:

Management intends to fund its operations out of its current revenues with the exception of its contract research and development projects.  As of September 30, 2002, the Company had cash and cash equivalents of $997,629.  Based upon the Company’s current projections, the Company believes that it has sufficient cash from reserves and cash flow to finance operations through the next twelve-month period. The Company has also established a line-of-credit for use in operations as required.  The current line-of-credit is for $250,000 and is established on an annual renewal basis with the current agreement expiring December 31, 2002.  The Company has no balance currently outstanding under the line-of-credit.  Management believes that the current business operation, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period and will maintain and adjust expenses as necessary to improve profitability. The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

The Company anticipates being able to expand its product line to include other certified and non-certified aircraft as the recovery system gains further market acceptance.  The Company is in ongoing discussions with domestic and foreign companies that have expressed interest in utilizing certain of the Company’s products.  These companies produce both certified and non-certified aircraft.  No assurance can be made as to the future benefits that will be derived from these discussions.

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 367 units in fiscal year 2002 as compared to 200 units for the prior fiscal year.  As of the beginning of November 2002, Cirrus Design has firm orders for 320 SR20 and SR22 models, which will include the Company’s parachute systems.  Cirrus Design has delivered 611 aircraft to date as of the same time period.  Cirrus Design expects to be able to fill the backlog of firm orders during the next 24 months.  The backlog of orders is a reduction from the same prior year period as a result of Cirrus Design’s efforts to reduce lead times and increase production volumes to better serve its customers.  Future production volumes for the Cirrus Design aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus Design’s products.  Accordingly, the Company is, and will likely be, dependent on Cirrus Design for a material portion of its revenues in fiscal year 2003.  Any negative impact on Cirrus Design’s sales would negatively impact the Company’s projected revenues.

In November 2000, the Company entered into an agreement with Charles F. Parsons, which provided $200,000 of the funding necessary to develop and certify a parachute recovery system for the Cessna 172 aircraft.  The agreement provided funding that was utilized to offset a portion of the expenditures necessary for that project.  On July 11, 2002, the FAA notified the Company that it had granted the supplemental type certificate to the Company for the BRS-172.  The first customer installation was completed in September 2002 and a second was completed in October 2002.  The Company is in the process of a full transition of the BRS-172 system into production and training installation facilities to perform customer installations.  Although any licensed Airframe and Power plant Mechanic can install the system, the Company is recommending the use of a trained installation facility to reduce costs to the customer.  The BRS-172 is being marketed and distributed under an exclusive marketing arrangement with Aerospace Marketing in conjunction with factory support.  Although certified, there can be no assurances that the system will sell in volumes that will have a material impact on the Company.

At the beginning of November 2001, the Company entered into a contract with NASA through it’s Small Business Innovation Research (SBIR) grant program.  The Phase I grant was a six-month feasibility study to explore the possibility of the Company’s ability to develop recovery systems for use of faster and larger aircraft, such as the new generation of light jets that are currently being developed by a number of different companies.  The contract was a firm-fixed contract for $68,571.  In May 2002, the Company completed its work under the Phase I grant and submitted its reports and a proposal for a Phase II grant.  The Company received the Phase II contract, which was effective September 16, 2002.  The Phase II grant is for a firm-fixed grant of $598,694 over a two-year period.  The Phase II grant will allow the Company to continue its research and development that it began during the Phase I award.  No assurances can be made that if the Phase II is successful, that it will result in future products and revenues for the Company.

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

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects, anticipated Cirrus delivery orders and schedules, development, anticipated delivery orders and schedules for the Cessna 172 system and the Cessna 150/152 system, success of contracts for NASA SBIR research projects, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Item 7.  Financial Statements and Supplementary Data

Callahan, Johnston & Associates, LLC

Certified Public Accountants and Consultants

7400 Lyndale Avenue South, Suite 140

Minneapolis, MN  55423

(612) 861-0970 Fax (612) 861-5827

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors

Ballistic Recovery Systems, Inc.

South St. Paul, Minnesota

We have audited the accompanying balance sheets of Ballistic Recovery Systems, Inc. as of September 30, 2002 and 2001 and the related statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 2002 and 2001, and the results of operations, cash flows and changes in shareholders’ equity for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Callahan, Johnston & Associates, LLC

Callahan, Johnston & Associates, LLC
Minneapolis, Minnesota
November 8, 2002

PART II - Item 7.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

September 30, 2002 and 2001

	2002	2001
ASSETS
Current assets:
Cash	$997,629	$667,608
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	78,945	17,388
Inventories	827,898	686,402
Deferred tax asset - current portion	419,000	280,000
Prepaid expenses	48,371	14,113
Total current assets	2,371,843	1,665,511

Furniture, fixtures and leasehold improvements	367,405	198,006
Less accumulated depreciation	(170,387)	(127,066)
Furniture, fixtures and leasehold improvements - net	197,018	70,940

Other assets:
Patents less accumulated amortization of $8,681 and $7,995, respectively	2,984	3,670
Deferred tax asset - long-term portion	—	220,000
Long-term prepaid expenses	103,211	—
Other intangible assets less accumulated amortization of $46,258 and $35,978, respectively	5,140	15,419
Covenant not to compete less accumulated amortization of $262,444 and $224,501, respectively	116,994	154,937
Total other assets	228,329	394,026

Total assets	$2,797,190	$2,130,477

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,582	$106,353
Customer deposits	192,754	86,061
Accrued payroll	75,172	41,902
Other accrued liabilities	342,402	213,525
Current portion of covenant not to compete	36,354	32,584
Current liabilities	698,264	480,425

Long-term bank note and covenant, less current portions	89,816	126,169

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,209,736 and 6,119,701 shares, respectively, issued and outstanding)	62,098	61,197
Additional paid-in capital	2,764,197	2,761,347
Accumulated deficit	(817,185)	(1,298,661)
Total shareholders’ equity	2,009,110	1,523,883
Total liabilities and shareholders’ equity	$2,797,190	$2,130,477

The Accompanying Notes are an Integral Part of these Financial Statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

Years Ended September 30, 2002 and 2001

	2002	2001
Sales	$5,057,092	$3,768,727
Cost of sales	3,030,189	2,353,385

Gross profit	2,026,903	1,415,342

Selling, general and administrative	873,690	667,452
Research and development, net	303,188	206,013

Income from operations	850,025	541,877

Other income (expense):
Interest expense	(16,855)	(29,183)
Intangible amortization	(48,223)	(48,223)
Other - net	16,543	(39,983)

Income before income taxes	801,490	424,488

Income taxes expense (benefit)	196,689	(174,522)

Net income	$604,801	$599,010

Basic earnings per share	$0.10	$0.10

Weighted average number of shares outstanding	6,184,925	6,095,903

Diluted earnings per share	$0.10	$0.10

Weighted average number of shares outstanding	6,314,092	6,114,202

The Accompanying Notes are an Integral Part of these Financial Statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended September 30, 2002 and 2001

	Common Stock		Additional Paid-in Capital	Accumulated Equity(Deficit)	Share- holders’ Equity
	Number of Shares	Amount

Balance 9/30/00	5,905,798	$59,058	$2,646,236	$(1,897,671)	$807,623

Restricted Stock issued under financing arrangement	200,000	2,000	108,000	—	110,000

Issuance of stock in lieu of director fees	11,492	115	7,135	—	7,250

Net stock issued under cashless transaction	2,411	24	(24)	—	—

Net income	—	—	—	599,010	599,010

Balance 9/30/01	6,119,701	$61,197	$2,761,347	$(1,298,661)	$1,523,883

Issuance of stock in lieu of director fees	3,750	38	3,712	—	3,750

Net stock issued under cashless transaction	86,285	863	(863)	—	—

Dividend declaration	—	—	—	(123,325)	(123,325)

Net income	—	—	—	604,801	604,801

Balance 9/30/02	6,209,736	$62,098	$2,764,196	$(817,185)	$2,009,109

The Accompanying Notes are an Integral Part of these Financial Statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOW

Years Ended September 30, 2002 and 2001

	2002	2001
Cash flows from operating activity:
Net income	$604,801	$599,010
Adjustments to reconcile net income to net cash from operating activity:
Deferred income tax	81,000	(200,000)
Depreciation and amortization	54,287	38,465
Amortization of covenant not to compete	37,943	37,944
Inventory valuation reserve	—	75,000
Stock issued in lieu of board fees	3,750	7,250
Provision for bad debts	—	7,500
(Increase) decrease in:
Accounts receivable	(61,557)	73,503
Inventories	(141,496)	84,707
Prepaid expenses	(34,258)	(14,113)
Long-term prepaid expenses	(103,211)	—
Increase (decrease) in:
Accounts payable	(54,771)	(37,637)
Customer deposits	106,693	11,368
Accrued expenses	162,147	154,650

Net cash flows from operating activities	655,328	837,647

Cash flows from investing activities:
Capital expenditures	(169,399)	(44,775)

Net cash flows from investing activities	(169,399)	(44,775)

Cash flows from financing activities:
Net borrowing under line-of-credit agreement	—	(220,600)
Proceeds form sale of stock	—	110,000
Principal payments on debt	—	(19,318)
Principal payments on covenant not to compete	(32,583)	(29,204)
Dividend payment	(123,325)	—

Net cash flows from financing activities	(155,908)	(159,122)

Increase (decrease) in cash	330,021	633,750
Cash - beginning of year	667,608	33,858

Cash - end of period	$997,629	$667,608

The Accompanying Notes are an Integral Part of these Financial Statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2002 AND 2001

1.               Summary of Significant Accounting Policies

Nature of Business

Ballistic Recovery Systems, Inc. (the “Company”) designs, manufactures and distributes rocket deployed whole-aircraft emergency parachute systems for use on general aviation and recreational aircraft. The emergency parachute systems are intended for use in the event of an in-air emergency and are designed to bring down the entire aircraft and its occupants under the parachute canopy.

The Company has also been successful in its efforts to expand its product line through the use of company-sponsored development and outside engineering contracts in the area of general aviation aircraft.  The Company is currently producing and selling emergency recovery systems for two four-place general aviation aircraft, known as the Cirrus Design SR20 (SR20) and SR22.  The products were developed in a joint effort between the Company and Cirrus Design.  These aircraft were certified by the Federal Aviation Administration (FAA) in 1998 and 2000, respectively, and features the Company’s parachutes as standard equipment.  In January 2002, the Company recertified its system for the Cessna 150/152 model aircraft with an updated rocket motor and container.  The first customer delivery following recertification of the BRS-150 was made in November 2002.  In November 2001, the Company entered into a contract to develop and market a product for the Cessna 172 model of aircraft.  The development was completed and certification by the FAA was received in July 2002.  The first customer delivery of the BRS-172 was made in September 2002.  The Company’s products are sold both domestically and internationally.

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

Cash Concentrations

Bank balances exceeded federally insured levels during 2002 and 2001.

Accounts Receivable

The Company sells to domestic and foreign companies.  The Company grants uncollateralized credit to certain customers, but most customer shipments are prepaid or shipped cash on delivery (COD).  In addition, the Company’s research and development projects are billed to its customers on an uncollateralized credit basis with terms of between net 15 and net 30 days.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year.  That amount cannot be estimated.

Legal Matters

The Company is not currently involved in any legal proceedings that are material to the business.

Customer Concentration

One major customer, Cirrus Design Corporation, represented 75%and 58% of the Company’s total sales in fiscal year 2002 and 2001, respectively.  This customer also accounted for 84% (or $75,000) and 0% of accounts receivable at September 30, 2002 and 2001, respectively.  The Company supplies parachute systems to Cirrus from its general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, that alternative dealers or distributors can be established.

Inventories

Inventories are recorded at the lower of cost (determined on a first-in basis) or market. Approximately 1/3 of the inventory on hand at the end of fiscal year 2002 and 2001 related to unique components used in products for the Company’s major customer as referred to above.  The estimated loss that management believes is probable is included in the inventory valuation allowance.  Due to uncertainties, however, it is at least reasonably possible that management’s estimate will change during the next year.  That amount cannot be estimated.

Customer Deposits

The Company requires order deposits from most of its domestic and international customers.  These deposits represent either partial or complete down payments for orders.  These down payments are recorded as customer deposits.  The deposits are recognized as revenue when the product is shipped.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

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

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company’s financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the fiscal years ended September 30, 2002 and 2001, net income and comprehensive income were equivalent.

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

Dates Outstanding	Shares Outstanding	Days Outstanding	Weighted Average Shares

10/1/01 to 9/30/02	6,119,701	365	6,119,701
11/13/01 to 9/30/02	3,750	320	3,288
01/10/02 to 9/30/02	86,285	262	61,936

Weighted-Average Shares for basic EPS			6,184,925

Incremental shares from assumed exercise of options			129,167

Adjusted Weighted-Average Shares for diluted EPS			6,314,092

Income available to common stockholders			$604,801

Income Taxes

Timing differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; and accrued expenses not currently deductible.  Beginning in fiscal year 1997 and continuing to the present, a deferred tax asset, net of a valuation reserve, is reflected for future benefit of the Company’s net operating loss carry forwards and net timing differences.  At the end of fiscal year 2002, the Company had fully valued its net operating loss carry forwards.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising Expenses

Non-direct response advertising expenses are recognized in the period incurred.  Non-direct response advertising expenses totaled $81,839 in 2002 and $68,045 in 2001.

2.               New Product Development, Research and Development Funding and Income Recognition

Upon satisfaction of contingencies on November 2, 2000, an agreement between the Company and Charles F. Parsons (d.b.a. Millennium Aerospace) dated October 26, 2000 became effective.  The purpose of the agreement was to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  The funding was used to offset research and development costs for the BRS-172 product. On July 11, 2002, the FAA notified the Company that it had granted the supplemental type certificate to the Company for the BRS-172.  The first customer delivery of the BRS-172 was completed in September 2002.  Now certified, Parsons will expand marketing and distribution of the BRS-172 system.  The Company has been working on the transition from engineering to production and has been working to train installation facilities for the product.  Although any certified Airframe and Power plant Mechanic can install the product, the Company is encouraging customers to utilize the installation facilities to minimize costs and ensure factory quality installations.

For the past several years, the Company’s primary general aviation products have been for the Cirrus Design SR20 and SR22 Aircraft (SR20 and SR22).  The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company’s parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification of the SR20 in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and Cirrus Design has retained the developed technology that is specific to their individual aircraft.  The Company shared in the costs to develop and certify the parachute system for this aircraft.  The SR22 received FAA certification in November 2000 and has the Company’s product installed as standard equipment as well.  The SR22 is heavier and faster than the predecessor SR20.  The Company also shared in the costs to develop the parachute system for the SR22.

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

On November 2, 2001, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a Phase I feasibility study, covers a six month period and is a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Company completed the Phase I contract in May 2002 and applied for a Phase II grant.  Effective September 16, 2002, the Company began work under a Phase II grant to continue the research that was begun during Phase I.  The contract award was for $598,694 and covers a 24-month period.

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

Cirrus has met their minimum purchase commitment for the first warrant period and has a right to exercise up to 250,000 shares at an exercise price of $1.00 per share.  This warrant will expire in February 2003 if it is not exercised.

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

Future payments under this agreement are as follows:

	Future Dollars	Present Dollars

2003	48,436	36,354
2004	48,436	40,561
2005	48,436	45,255
Thereafter	4,036	4,002
	$149,344	$126,172

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

6.               Other Financial Information

Inventories

Inventories consisted of the following at September 30, 2002 and 2001:

	2002	2001
Raw materials	$701,230	$519,511
Work in process	106,799	134,971
Finished goods	19,869	31,920
Total Inventories	$827,898	$686,402

Fixed Assets

Fixed assets consisted of the following categories at September 30, 2002 and 2001:

	2002	2001
Office furniture and equipment	$149,201	$115,725
Manufacturing equipment	124,332	82,281
Airplane – sales and marketing	93,872	—
Total fixed assets	$367,405	$198,006

Depreciation Expense

Depreciation expense totaled $43,321 in 2002 and $25,795 in 2001.

Long-Lived Assets

In accordance with SFAS 144, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  To date, management has determined that no impairment of long-lived assets exists.

Export Sales

The Company’s international sales are made through independent representatives in various foreign countries.  International sales as a percentage of total sales were 6% in 2002 and 7% in 2001.

Major Suppliers

During the fiscal years ended September 30, 2002 and 2001, the Company purchased its parachutes from a certain key vendor. The Company manufactures its own ballistic devices, but the fuel for the ballistic devices is purchased from a single source.  The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company’s needs.

Related Party

The Company contracts with an officer/shareholder of the Company to coordinate its advertising.  Total advertising expenses were $81,839 and $60,178 for fiscal year 2002 and 2001,respectively, with $39,460 and $36,405, respectively of these total being paid to this individual.  The advertising rates charged are at or below current market rates.  The Company owed this related party nothing as of September 30, 2002 or 2001.

Profit Sharing Plan

The Company adopted a defined contribution profit sharing plan in fiscal year 2000, which covers most of its employees.  The Company contribution to this plan totaled $46,312 in 2002 and $25,239 in 2001.

7.               Line-of Credit Borrowings

The Company has a $250,000 line-of-credit for use in operations.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The current line-of-credit expires December 31, 2002.  The line calls for a variable interest rate of 1.5% over the bank’s index rate.  At September 30, 2002 and 2001 there were no outstanding balances under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

8.               Income Taxes

Income taxes consisted of the following at September 30:

	2002	2001
Current:
Federal	$—	$—
State	(65,187)	(24,478)
State alternative minimum tax and minimum fee	(1,000)	(1,000)
	(66,187)	(25,478)
Deferred:
Federal	(130,502)	188,433
State	—	11,567
	(130,502)	200,000

Income tax benefit (expense)	$(196,689)	$174,522

The reconciliation between expected federal income tax rates is as follows:

	2002		2001
	Amount	Percent	Amount	Percent

Expected federal tax	$(272,500)	(34.0)%	$(141,550)	(34.0)%
Surtax exemption	—	—	—	—
State income tax, net of federal tax benefit	(50,200)	(6.3)	(26,927)	(6.5)
Valuation and utilization of net operating loss carryforwards	127,011	15.8	343,999	82.6
State minimum fee	(1,000)	(.1)	(1,000)	(.2)

Income tax benefit (expense)	$(196,689)	(24.6)%	$174,522	41.9%

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109, and consisted of the following:

	2002	2001
Deferred tax assets:
Allowance for doubtful accounts	$4,400	$4,300
Inventory valuation allowance	54,750	54,700
Section 263A adjustment	28,950	24,000
Depreciation	(4,500)	(9,800)
Amortization	9,000	6,700
Vacation accrual	15,700	7,500
Other accruals	16,700	22,500
Net operating loss carryforwards	294,000	538,100

Gross deferred tax asset	419,000	648,000
Valuation allowance	—	(148,000)

Net deferred tax asset	419,000	500,000
Deferred tax liability	—	—
Net deferred tax asset (liability)	$419,000	$500,000

Current deferred tax asset	$419,000	$280,000
Long-term deferred tax asset	—	220,000

Net deferred tax asset (liability)	$419,000	$500,000

The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain timing differences.  The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $419,000 of deferred tax assets will be utilized.  The remaining valuation allowance of $148,000 at September 30, 2001 was eliminated in fiscal year 2002.

At September 30, 2002, the Company has carryforwards available to offset future taxable income as follows:

	Federal		State NOL
	Regular NOL	AMT NOL

2005	$—	$57,000	$—
2006	105,000	126,000	—
2007	113,000	106,000	—
2008	457,000	450,000	—
2009	181,000	175,000	—
2013	9,000	8,000	—

	$865,000	$922,000	$—

9.               Common Stock

Stock Options

The Company has issued options to various directors, officers, employees and others on a discretionary basis.  Transactions during 2002 and 2001, for these issuances were as follows:

	Number Of Shares	Option Price Range per Share

Balance at September 30, 2000	472,262	$0.25 to $1.25
Granted	195,000	$0.4375 to $0.9063
Converted to stock under cashless transaction	(5,000)	$0.453
Expired	(166,012)	$0.453 to $0.50

Balance at September 30, 2001	496,250	$0.3125 to $1.25

Granted	80,000	$1.38
Converted to stock under cashless transaction	(137,497)	$0.25 to $0.3125
Forfeited	(6,667)	$0.4375
Expired	(15,000)	$0.4375 to $1.25

Balance at September 30, 2002	417,086	$0.25 to $1.38

At September 30, 2002:

Options vested and exercisable	382,082
Shares available for options	0

Stock Warrants

In connection with the Purchase and Supply Agreement with Cirrus Design Corporation, Cirrus has been issued four warrants to acquire an aggregate of up to 1.4 million shares of restricted Company stock.  In order to execute the warrants, Cirrus must meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over a five-year period.

Cirrus has met their minimum purchase commitment for the first warrant period and has a right to exercise up to 250,000 shares at an exercise price of $1.00 per share.  This warrant will expire in February 2003 if it is not exercised.

10.         Commitments and Contingencies

Leases

The Company leases its production facility on an airport in South St. Paul, Minnesota. Total rental expense for operating leases during 2002 and 2001 was $38,854 and  $37,877, respectively.  The Company bought out the remaining portion of its five-year sublease with its landlord in September 2002.  This buyout resulted in short-term prepaid lease expense of $27,258 at September 30, 2002 and long-term prepaid lease expense of $103,211 as reflected in the accompanying financial statements.  This buyout allowed the Company to become a direct lessee with the City of South St. Paul.  This arrangement gives the Company certain advantages under the lease agreement.

Future minimum lease payments required on non-cancelable operating leases at September 30, 2002 are as follows:

2003	14,876
2004	14,876
2005	14,876
2006	14,876
2007	14,876
2008	3,719

$78,099

11.         Supplemental Cash Flow Information

	2001	2001
Cash paid for:
Interest	$16,855	$29,183
Income taxes	34,631	1,994

Summary of non-cash activity:

•                    Common stock was issued in lieu of director’s fees of $3,750 and $7,250, for 2002 and 2001, respectively.

•                    Options to acquire 134,497 shares and 5,000 shares of the Company’s common stock were converted into 86,285 shares and 2,411 shares of the Company’s common stock in a cashless transaction on January 10, 2002 and February 21, 2001, respectively.

Item 8.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with the Company’s independent certified public accountants on accounting principles or practices or financial statement disclosures.

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

PART IV

Item 13.       Exhibits, Lists and Reports on Form 8-K.

(a)                                 Exhibits

Page Number	Exhibit Number	Description
3.1

Company’s Articles of Incorporation, as amended, appear as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 33-21843) filed May 12, 1988 (“Form S-1”) and are incorporated herein by reference.

3.2

Company’s Restated Bylaws as amended, were filed as Exhibit 3.2, under Form 8, Amendment No. 1 (“1990 Amendment”) to the Company’s Report on Form 10-K for the fiscal year ended September 30, 1990 (the “1990 10-K”) and are incorporated herein by reference.

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

(b)                                The Company did not file any Current Reports on Form 8-K during the fourth quarter ended September 30, 2002.

Item 14.       Control and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive and financial officer have concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of his evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Signature	Title	Date

/s/ Darrel D. Brandt	Director	December 11, 2002
Darrel D. Brandt

/s/ Boris Popov	Director	December 11, 2002
Boris Popov

/s/ Robert L. Nelson	Director	December 11, 2002
Robert L. Nelson

/s/ Thomas H. Adams	Director	December 11, 2002
Thomas H. Adams

/s/ Mark B. Thomas	Director	December 11, 2002
Mark B. Thomas

CEO/CFO Certification of Financial Statements

Pursuant to 18 U.S.C. Statute 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity as an officer of Ballistic Recovery Systems, Inc. (the “Company”) that (a) the Annual Report of the Company on Form 10-KSB for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

	By	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer

Dated December 11, 2002

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Mark B. Thomas, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Ballistic Recovery Systems, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002	/s/ Mark B. Thomas
By Mark B. Thomas
Chief Executive Office and Chief Financial Officer