Form 10QSB
period 2002-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2003-02-07
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended December 31, 2002

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

Yes         ☒            No           ☐

Number of shares outstanding as of February 6, 2003:       6,209,736

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2002	September 30, 2002
ASSETS
Current assets:
Cash	$838,709	$997,629
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	137,073	78,945
Inventories	922,433	827,898
Deferred tax asset - current portion	419,000	419,000
Prepaid expenses	49,113	48,371
Total current assets	2,366,328	2,371,843

Furniture, fixtures and leasehold improvements	393,607	367,405
Less accumulated depreciation	(186,866)	(170,387)
Furniture, fixtures and leasehold improvements - net	206,741	197,018

Other assets:
Patents less accumulated amortization of $8,852 and $8,681, respectively	2,812	2,984
Long-term prepaid expenses	97,096	103,211
Other intangible assets less accumulated amortization of $48,828 and $46,258, respectively	2,570	5,140
Covenant not to compete less accumulated amortization of $271,930 and $262,444, respectively	107,508	116,994
Total other assets	209,986	228,329

Total assets	$2,783,055	$2,797,190

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$126,631	$51,582
Customer deposits	142,587	192,754
Accrued payroll	29,880	75,172
Other accrued liabilities	282,877	342,402
Current portion of covenant not to compete	37,363	36,354
Current liabilities	619,338	698,264

Long-term bank note and/or covenant , less current portions	75,961	89,816

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,209,736 and 6,209,736 shares, respectively, issued and outstanding)	62,098	62,098
Additional paid-in capital	2,764,197	2,764,197
Accumulated deficit	(738,539)	(817,185)
Total shareholders’ equity	2,087,756	2,009,110

Total liabilities and shareholders’ equity	$2,783,055	$2,797,190

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2002 and 2001

(UNAUDITED)

	2002	2001
Sales	$1,519,229	$785,244
Cost of sales	951,811	506,231

Gross profit	567,418	279,013

Selling, general and administrative	278,446	154,857
Research and development	125,559	41,976

Income from operations	163,413	82,180

Other income (expense):
Interest expense	(3,300)	(4,425)
Intangible amortization	(12,056)	(12,056)
Other income (expense)	—	(7,866)
Pre-tax net income	148,057	57,833

Income tax expense	69,411	—
Net income	$78,646	$57,833

Basic earnings per share	$0.01	$0.01

Weighted average number of shares outstanding	6,209,736	6,119,701

Diluted earnings per share	$0.01	$0.01

Weighted average number of shares outstanding	6,285,722	6,225,295

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOW

Increase (Decrease) in Cash

For the Three Months Ended December 31, 2002 and 2001

(UNAUDITED)

	2002	2001
Cash flow from operating activity:
Net income	$78,646	$57,833
Adjustments to reconcile net income to net cash from operating activity:
Depreciation and amortization	28,707	19,892
Inventory valuation reserve	6,000	6,000
(Increase) decrease in:
Accounts receivable	(58,128)	1,279
Inventories	(100,535)	(132,243)
Prepaid expenses	(742)	—
Long-term prepaid expenses	6,115	—
Increase (decrease) in:
Accounts payable	75,049	15,147
Customer deposits	(50,167)	9,236
Accrued expenses	(104,817)	(163,659)

Net cash from operating activities	(119,872)	(186,515)

Cash flow from investing activities:
Capital expenditures	(26,202)	(111,243)

Net cash from investing activities	(26,202)	(111,243)

Cash flow from financing activities:
Principal payments on covenant not to compete	(12,846)	(7,684)

Net cash from financing activities	(12,846)	(7,684)

Increase (decrease) in cash	(158,920)	(305,442)
Cash - beginning of year	997,629	667,608

Cash - end of period	$838,709	$362,166

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

(UNAUDITED)

A.           Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s summary quarterly report for the year ended September 30, 2002.

B.    Inventories

The components of inventory consist of the following:

	12/31/02	09/30/02
Raw materials	$781,301	$701,230
Work in process	118,994	106,799
Finished goods	22,138	19,869
Total inventories	$922,433	$827,898

C.    Cash Concentrations

Bank balances exceeded federally insured levels during the first quarter of fiscal year 2003 and 2002, and exceeded federally insured levels as of December 31, 2002.

D.    Accounts Receivable

The Company sells its products to domestic and foreign companies.  The Company grants uncollateralized credit to some customers as well as sales that are prepaid or shipped cash on delivery (COD).  In addition, the Company’s research and development projects are billed to its customers on an uncollateralized credit basis with terms of between net 15 and net 30 days.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year.  That amount cannot be estimated.

E.     Customer Concentration

One major customer, Cirrus Design Corporation, represented 73.6%and 71.4% of the Company’s total sales in the first quarter of fiscal year 2003 and 2002, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, that alterative dealers or distributors can be established.

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

G.    New Product Development, Research and Development Funding and Income Recognition

Upon satisfaction of contingencies on November 2, 2000, an agreement between the Company and Charles F. Parsons (d.b.a. Millennium Aerospace) dated October 26, 2000 became effective.  The purpose of the agreement was to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  On July 11, 2002, the Federal Aviation Administration (FAA) notified the Company that it had granted the supplemental type certificate to the Company for the BRS-172, which allows the product to be installed on certified Cessna 172 series aircraft.  Since certified, the Company has begun production of the product and Parsons is marketing and developing plans for distribution of the product.

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

Future payments under this agreement are as follows:

	Future Dollars	Present Dollars
2003	32,292	23,506
2004	48,436	40,561
2005	48,436	45,255
2006	4,036	4,002
	$133,200	$113,324

The Company also granted SCI’s president an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $.25.  This option expires October 2005.

J.                Line-of-Credit Borrowings

The Company has operated under a $250,000 line-of-credit for use in operations.  The current line-of-credit expired December 31, 2002.  The Company is renegotiating the line and expects to renew the line during the second fiscal quarter of 2003.  At December 31, 2002 and 2001 there were no outstanding balances under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank. The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.

K.            Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109.

In fiscal year 2002 the Company eliminated the remaining valuation allowance relating to the deferred tax assets to reflect current and projected utilization.  The recognized deferred tax asset is based upon expected utilization of the net operating loss carryforwards and reversal of certain timing differences.

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $419,000 of deferred tax assets will be utilized.  There are no further valuation allowances.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Sales

Sales for the first quarter of 2003 were up 93.5% to $1,519,229 compared to $785,244 for the prior fiscal year quarter.  Although the mix of products continues to be more concentrated in the general aviation market, 74% in general aviation vs. 26% in sport aviation, the Company’s sport aviation business grew significantly from the prior fiscal year comparative quarter.

In the current fiscal year quarter, revenues derived from the Company’s general aviation products accounted for approximately 74% of revenues compared to 71% in the prior fiscal year.  The Company’s primary customer, Cirrus Design Corporation (Cirrus), is expected to maintain manufacturing volumes for its aircraft throughout the fiscal year for both its SR20 and SR22 models.  As a result, the Company is projecting further growth in 2003 as compared to 2002 in its general aviation revenues.  However, volume projections and timing of those volumes are uncertain at this time.  Overall, sales to Cirrus accounted for 74% of the Company’s revenues for the quarter ended December 31, 2002.

The Company’s sport aviation business, which largely consists of products for ultralight aircraft, increased 79% in the current fiscal year compared to the prior fiscal year.  Notwithstanding this growth, the sport aviation business continues to be impacted by several factors.  The events of September 11 and general economic conditions dramatically affected the United States sport aviation business.  The sport aviation industry is showing some signs of recovery, but the final implications on the industry are still unknown.  Also within the United States, there are new regulations being proposed that will affect future sport aviation aircraft designs and sales.  The new regulations are expected to increase sales of a new category of aircraft called Light Sport Aircraft, which management believes will in turn increase demand for the Company’s sport aviation products.  In addition, the international markets for the Company’s products have been affected by a number of factors.  These factors include weakening global economic conditions and fluctuating currencies that affect the cost of the Company’s exports, increased competition in Europe, and increasing government regulations that make it more challenging to transport the Company’s product abroad.  The Company has expanded its efforts to improve international business for its sport aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

Gross Margin

For the first quarter of fiscal year 2003, gross margin as a percentage of revenues was 37.4% compared to 35.5% for the same prior year quarter.  Despite increases in raw materials and labor costs, the improved gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations will probably continue to impact gross margin percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of revenues have decreased to 18.3% for the quarter ended December 31, 2002 as compared to 19.7% for the prior fiscal year quarter.  In actual dollars, these cost have gone up as a result of increases in support function expenses, advertising, personnel acquisitions and pay rate adjustments.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

Research and Development

Research and development expenses as a percentage of revenues were 8.3% for the fist fiscal year quarter,

compared to 5.4% for the prior fiscal year quarter.  Research and development is an integral part of the growth strategy for the Company, and management believes that it will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures over previous year levels are planned for the future in the areas of new product development and in the exploitation of currently developed products for additional applications.  In addition, further offsets to expenses will be made during fiscal year 2003 as a result of funding received under the Company’s SBIR funding.  The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

Net Income and Earnings per Share

Pre-tax net income for the current fiscal quarter was up 156% over the prior fiscal year quarter and was also up as a percentage of revenues.  A net income tax expense was recorded for the current fiscal year quarter as the Company’s net income before taxes, adjusted for all remaining NOL benefits, has resulted in taxable income for both Federal and State tax purposes.  No income tax expense was recorded in the prior fiscal year quarter as a result of the utilization of NOL benefits.  Net income after taxes generated earnings per share of $0.01, on both a basic and diluted basis, which is consistent with that of the prior fiscal year.

Liquidity and Capital Resources:

Management intends to fund its operations out of its current revenues with the exception of its contract research and development projects.  As of December 31, 2002, the Company had cash and cash equivalents of $838,709.  Based upon the Company’s current projections, the Company believes that it has sufficient cash from reserves and cash flow to finance operations through the next twelve-month period. The Company is also renegotiating its line-of-credit for use in operations as required.  Most recently the Company had a line of credit reserve of $250,000, although the Company did not draw on that line during the prior annual period.  There is no balance currently outstanding under the line-of-credit.  Management believes that the current business operation, along with a renegotiated line-of-credit of the same amount, is adequate to support the ongoing operations of the Company during the next twelve-month period and will maintain and adjust expenses as necessary to improve profitability. The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

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

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 154 units in the first quarter of fiscal year 20032 as compared to 70 units for the prior fiscal year quarter.  As of the beginning of February 2003, Cirrus Design has firm orders for 268 SR20 and SR22 models, which will include the Company’s parachute systems.  Cirrus Design has delivered 698 aircraft to date as of the same time period.  Cirrus Design expects to be able to fill the backlog of firm orders during the next 12 to 24 months.  The backlog of orders is a reduction from the same prior year period as a result of Cirrus Design’s efforts to reduce lead times and increase production volumes to better serve its customers.  Future production volumes for the Cirrus Design aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus Design’s products.  Accordingly, the Company is, and will likely be, dependent on Cirrus Design for a material portion of its revenues for fiscal year 2003.  Any negative impact on Cirrus Design’s sales would negatively impact the Company’s projected revenues.

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

Item 3.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer/principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer/ principal financial officer have concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not currently involved in any legal proceedings.

Item 2.    Dividends

No dividends were declared during the three months ended December 31, 2002.

Item 3.    Regulatory Changes

The Company operates under the jurisdiction of the Bureau of Alcohol, Tobacco and Firearms (BATF) as its parachute extraction devices utilize a solid fuel propellant, which is a regulated product.  In December 2002 the BATF informed the Company that Congress passed the Safe Explosives Act, which will be administered by the BATF.  The new Act will require additional licensing for all entities and individuals that purchase, sell or store any regulated explosive material, which will become effective at the end of May 2003.  The Company is currently licensed and meets the requirements for the new Act.  However, the Company will be seeking a variance for its customers from the requirements of the Act.  The Company has variances from current regulations for its customers, and will seek similar variances from the current Act.

However, if a variance cannot be secured, then the Company’s customers will be required to secure Federally issued licenses prior to being able to receive the Company’s products.  No estimate can be made as to the financial impact that such a requirement would have on the Company.

Item 6.    Exhibits and Reports on Form 8-K

There are no exhibits and the Company did not file any reports on Form 8-K for the three months ended December 31, 2002.

CEO/CFO Certification of Financial Statements

Pursuant to 18 U.S.C. Statute 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned hereby certifies in his capacity as an officer of Ballistic Recovery Systems, Inc. (the “Company”) that (a) the Quarterly Report of the Company on Form 10-QSB for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

By	/s/ Mark B. Thomas
Mark B. Thomas Chief Executive Officer and Chief Financial Officer

Dated February 6, 2003

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Mark B. Thomas, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Ballistic Recovery Systems, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003	/s/ Mark B. Thomas
By Mark B. Thomas Chief Executive Office and Chief Financial Officer