Form 10-Q
period 2003-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2003-05-15
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended March 31, 2003

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

Yes     ☒   No     ☐

Number of shares outstanding as of May 13, 2003:    6,209,736

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2003	September 30, 2002
ASSETS
Current assets:
Cash	$741,566	$997,629
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	128,598	78,945
Inventories	889,424	827,898
Deferred tax asset – current portion	258,000	419,000
Prepaid expenses	48,371	48,371
Total current assets	2,065,959	2,371,843

Fixed assets	442,707	367,405
Less accumulated depreciation	(203,344)	(170,387)
Fixed assets – net	239,363	197,018

Other assets:
Patents less accumulated amortization of $9,024 and $8,681, respectively	2,641	2,984
Long-term prepaid asset	94,225	103,211
Other intangible assets less accumulated amortization of $51,397 and $46,258, respectively	—	5,140
Covenant not to compete less accumulated amortization of $281,416 and $262,444, respectively	98,022	116,994
Total other assets	194,888	228,329

Total assets	$2,500,210	$2,797,190

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$157,319	$51,582
Customer deposits	131,317	192,754
Accrued payroll	83,496	75,172
Other accrued liabilities	64,946	342,402
Current portion of covenant not to compete	38,400	36,354
Current liabilities	475,478	698,264

Long-term bank note and/or covenant , less current portions	66,115	89,816

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,209,736 and 6,209,736 shares, respectively, issued and outstanding)	62,098	62,098
Additional paid-in capital	2,764,197	2,764,197
Accumulated deficit	(867,678)	(817,185
Total shareholders’ equity	1,958,617	2,009,110

Total liabilities and shareholders’ equity	$2,500,210	$2,797,190

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended March 31, 2003 and 2002

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Sales	$1,763,912	$1,128,279	$3,283,141	$1,913,523
Cost of sales	1,094,071	670,419	2,045,882	1,176,650

Gross profit	669,841	457,860	1,237,259	736,873

Selling, general and administrative	254,903	211,165	533,349	366,022
Research and development	95,699	64,188	221,258	106,164

Income from operations	319,239	182,507	482,652	264,687

Other income (expense):
Interest expense	(3,300)	(4,425)	(6,600)	(8,850)
Intangible amortization	(12,055)	(12,056)	(24,111)	(24,112)
Other income (expense)	(1,738)	(5,300)	(1,738)	(13,166)
Pretax net income	$302,146	$160,726	$450,203	$218,559

Income tax expense	122,369	—	191,780	—

Net Income	$179,777	$160,726	$258,423	$218,559

Basic earnings per share	$0.03	$0.03	$0.04	$0.04

Weighted average number of shares outstanding	6,209,736	6,160,482	6,209,736	6, 160,482

Diluted earnings per share	$0.03	$0.03	$0.04	$0.03

Weighted average number of shares outstanding	6,293,826	6,296,982	6,293,826	6, 296,982

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOW

Increase (Decrease) in Cash

For the Six Months Ended March 31, 2003 and 2002

(UNAUDITED)

	2003	2002
Cash flow from operating activity:
Net income (loss)	$258,423	$218,559
Adjustments to reconcile net income to net cash from operating activity:
Deferred income tax	161,000	—
Depreciation and amortization	38,440	20,811
Amortization of covenant not to compete	18,972	18,971
Inventory valuation reserve	12,000	12,000
(Increase) decrease in:
Accounts receivable	(49,653)	(26,116)
Inventories	(73,526)	(58,551)
Long-term prepaid asset	8,986	—
Increase (decrease) in:
Accounts payable	105,737	(6,556)
Customer deposits	(61,437)	9,236
Accrued expenses	(269,132)	(185,431)

Net cash from operating activities	149,810	2,923

Cash flow from investing activities:
Capital expenditures	(75,302)	(134,035)

Net cash from investing activities	(75,302)	(134,035)

Cash flow from financing activities:
Proceeds from sale of stock	—	3,001
Dividends	(308,916)	(123,325)
Principal payments on covenant not to compete	(21,655)	(15,368)

Net cash from financing activities	(330,571)	(135,692)

Increase (decrease) in cash	(256,063)	(266,804)
Cash - beginning of year	997,629	667,608

Cash - end of period	$741,566	$400,804

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(UNAUDITED)

A.           Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2002.

B.             Inventories

The components of inventory consist of the following:

	03/31/03	09/30/02
Raw materials	$753,343	$701,230
Work in process	114,736	106,799
Finished goods	21,345	19,869
Total inventories	$889,424	$827,898

C.             Cash Concentrations

Bank balances exceeded federally insured levels during the first and second quarters of fiscal year 2003 and 2002, and exceeded federally insured levels as of March 31, 2003.

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

E.              Customer Concentration

One major customer, Cirrus Design Corporation, represented 78.2%and 76.7% of the Company’s total sales for the quarter ended and year to date periods of March 31, 2003 as compared to 67.1% and 69.1% for the same prior year periods.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

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

On November 2, 2001, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a Phase I feasibility study, covers a six month period and is a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Company completed the Phase I contract in May 2002 and applied for a Phase II grant.  Effective September 16, 2002, the Company began work under a Phase II grant to continue the research that was begun during Phase I.  The contract award was for $598,694 and covers a 24-month period.  During the current fiscal quarter, the Company recorded an offset to research and development expenditures in the amount of $48,000 and recorded a corresponding receivable.

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

Cirrus met their minimum purchase commitment for the first warrant period, but such warrant for 250,000 shares  expired unexercised on February 28, 2003.

If Cirrus fulfills their purchase commitments and exercises their warrants, the impact on equity may be as follows (Assumes equity contributions based on the exercise of all warrants near the end of the exercise period):

Fiscal Year	Equity Contribution
2004	$562,500
2005	812,500
Total	$1,375,000

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

I.                 Covenant Not to Compete (Continued)

Future payments under this agreement are as follows:

	Future Dollars	Present Dollars

2003	24,218	14,697
2004	48,436	40,561
2005	48,436	45,255
2006	4,036	4,002
	$125,126	$104,515

The Company also granted SCI’s president an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $.25.  This option expires October 2005.

J.                Line-of-Credit Borrowings

The Company has operated under a $250,000 line-of-credit for use in operations.  The current line-of-credit was renewed March 6, 2003 and expires March 6, 2004.  At March 31, 2003 and 2002 there were no outstanding balances under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank. The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.

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

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $258,000 of deferred tax assets will be utilized.  There are no further valuation allowances.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Sales

Sales for the second quarter of 2003 were up 56.3% to $1,763,912 compared to $1,128,279 for the prior fiscal year quarter.  On a year to date basis, sales were up 71.6% to $1,913,523 for the first six months of fiscal year 2003 compared to $1,369,619 for the same prior fiscal year period.  Although the mix of products continues to be more concentrated in the general aviation business for both the current quarter and on a year to date basis, the Company’s sport aviation business grew from the prior fiscal year comparative periods.

In the current fiscal year quarter, revenues derived from the Company’s general aviation products accounted for approximately 78% of revenues compared to 67% in the prior fiscal year.  The Company’s primary customer, Cirrus Design Corporation (Cirrus), is expected to maintain manufacturing volumes for its aircraft throughout the fiscal year for both its SR20 and SR22 models.  As a result, the Company is projecting further growth in 2003 as compared to 2002 in its general aviation revenues.  However, volume projections and timing of those volumes are uncertain at this time.  Overall, sales to Cirrus accounted for 78% of the Company’s revenues for the quarter ended March 31, 2003 compared to 67% for the quarter ended March 31, 2003.

In addition, The Company has begun production and deliveries of products for the BRS-172 product for the Cessna 172 model aircraft.  To date, three systems have been delivered and the Company has orders for approximately 20 additional systems.  The sales for this product did not have a material impact on the financial statements for the current quarter, but additional product will be delivered prior to the end of the current fiscal year.  The BRS-172 is being marketed and distributed under an exclusive marketing arrangement with Aerospace Marketing in conjunction with factory support.  Although certified, there can be no assurances that the system will sell in volumes that will have a material impact on the Company.

The Company’s sport aviation business, which largely consists of products for ultralight aircraft, increased slightly during the current fiscal year compared to the prior fiscal year.  Notwithstanding this growth, the sport aviation business continues to be impacted by several factors.  The events of September 11 and general economic conditions dramatically affected the United States sport aviation business.  The sport aviation industry is showing some signs of recovery, but the final implications on the industry are still unknown.

Also within the United States, there are new regulations being proposed that will affect future sport aviation aircraft designs and sales.  The new regulations are expected to increase sales of a new category of aircraft called Light Sport Aircraft, which management believes will in turn increase demand for the Company’s sport aviation products.  In addition, the international markets for the Company’s sport aviation products have been affected by a number of factors.  These factors include weakening global economic conditions and fluctuating currencies that affect the cost of the Company’s exports, increased competition in Europe, and increasing government regulations that make it more challenging to transport the Company’s product abroad.  The Company has expanded its efforts to improve international business for its sport aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 130 units to Cirrus Design in the second quarter of fiscal year 2003 as compared to 73 units for the same prior year quarter.  On a year to date basis, the Company delivered 235 units to Cirrus Design in the current fiscal year compared to 123 units for the same prior year period.  As of the beginning of May 2003, Cirrus Design has firm orders for 170 SR20 and SR22 models, which will include the Company’s parachute systems.  Cirrus Design has delivered 821 aircraft as of the beginning of May 2003.  Cirrus Design expects to be able to fill the backlog of firm aircraft orders during the next 12 to 24 months.  The backlog of Cirrus Design aircraft orders is a reduction from the same prior year period as a result of Cirrus Design’s efforts to reduce lead times and increase production volumes to better serve its customers.  Future production volumes for the Cirrus Design aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus Design’s products.  Accordingly, the Company is, and will likely be, dependent on Cirrus Design for a material portion of its revenues for fiscal year 2003.  Any negative impact on Cirrus Design’s sales would negatively impact the Company’s projected revenues.

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

Gross Margin

For the second quarter of fiscal year 2003, gross margin as a percentage of revenues was 38.0% compared to 40.6% for the same prior year quarter.  On a year to date basis the gross margin was 37.7% for the current fiscal year as compared to 38.5% in the prior fiscal year.  Despite increases in raw materials and labor costs, the relatively consistent gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations may continue to impact gross margin percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of revenues have declined to 14.5% for the quarter ended March 31, 2003 as compared to 18.7% for the prior fiscal year quarter.  In actual dollars, these cost have gone up as a result of increases in support function expenses, shareholder related expenses, advertising, personnel acquisitions and pay rate adjustments.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

Research and Development

Outside funding has offset a portion of research and development costs for both years.  Net research and development costs were higher on a comparative basis in actual dollars and consistent as a percentage of sales compared to the prior year.  Research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the exploitation of currently developed products for additional applications.  In addition, further offsets to expenses will be made during fiscal year 2003 as a result of funding received under the Company’s SBIR funding.  The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

Net Income and Earnings per Share

Pre-tax net income for the current fiscal quarter was up 88% over the prior fiscal year quarter and was also up as a percentage of revenues.  A net income tax expense was recorded for the current fiscal year quarter as the Company’s net income before taxes, adjusted for all remaining NOL benefits, has resulted in taxable income for both Federal and State tax purposes.  No income tax expense was recorded in the prior fiscal year quarter as a result of the utilization of NOL benefits.  On a fully diluted basis, net income of $179,777 for the quarter ended March 31, 2003 was 10.1% of revenues or $0.03 per share, as compared to net income of $160,726, which was 14.3% of revenues or $0.03 per share for the same prior year period.  On a year to date basis, net income of $258,423 was 7.9% of revenues or $0.04 per share compared to $218,559 or $0.03 per share for the prior fiscal year.

Liquidity and Capital Resources:

Management intends to fund its operations out of its current revenues with the exception of its contract research and development projects.  As of March 31, 2003, the Company had cash and cash equivalents of $741,566.  Based upon the Company’s current projections, the Company believes that it has sufficient cash from reserves and cash flow to finance operations through the next twelve-month period. The Company has renewed its line of credit for $250,000.  The Company has not drawn on that line during the prior annual period and there is no balance currently outstanding under the line-of-credit.  Management believes that the current business operation, along with a renegotiated line-of-credit of the same amount, is adequate to support the ongoing operations of the Company during the next twelve-month period and will maintain and adjust expenses as necessary to improve profitability. The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

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

At the beginning of November 2001, the Company entered into a contract with NASA through it’s Small Business Innovation Research (SBIR) grant program.  The Phase I grant was a six-month feasibility study to explore the possibility of the Company’s ability to develop recovery systems for use of faster and larger aircraft, such as the new generation of light jets that are currently being developed by a number of different companies.  The contract was a firm-fixed contract for $68,571.  In May 2002, the Company completed its work under the Phase I grant and submitted its reports and a proposal for a Phase II grant.  The Company received the Phase II contract, which was effective September 16, 2002.  The Phase II grant is for a firm-fixed grant of $598,694 over a two-year period.  The Phase II grant will allow the Company to continue its research and development that it began during the Phase I award.  During the current fiscal quarter, the Company recorded and offset to research and development expenditures in the amount of $48,000 for work performed under the contract.  No assurances can be made that if the Phase II is successful, that it will result in future products and revenues for the Company.

The Company anticipates a need to make continuing capital improvements to its current production facility as well as expenditures to increase inventory levels during the fiscal year and beyond as a result of the production of general aviation recovery systems and further market penetration.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects, anticipated Cirrus delivery orders and schedules, development, anticipated delivery orders and schedules for the Cessna 172 system and the Cessna 150/152 system, success of contracts for NASA SBIR research projects, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Shareholders’ Meeting was held on March 18, 2003.  The only proposal voted upon was the election of the five board members.  The total number of shares voted was 5,852,435 or 94.3% of the eligible shares and the results were as follows:

Director	For	Withhold	Total

Adams, Thomas H.	5,752,810	99,625	5,852,435

Brandt, Darrel D.	5,752,810	99,625	5,852,435

Nelson, Robert L.	5,745,240	107,195	5,852,435

Popov, Boris	5,740,810	111,625	5,852,435

Thomas, Mark B.	5,852,435	0	5,852,435

Item 5.Other Information

The Company operates under the jurisdiction of the Bureau of Alcohol, Tobacco and Firearms (BATF) as its parachute extraction devices utilize a solid fuel propellant, which is a regulated product.  In December 2002 the BATF informed the Company that Congress passed the Safe Explosives Act, which will be administered by the BATF.  The new Act would have required additional licensing for all entities and individuals that purchase, sell or store any regulated explosive material, which will become effective at the end of May 2003.  The Company applied for and has received an exemption from the BATF for its products.  Therefore the Company’s customers will not be required to receive additional licensing to be able to receive the Company’s products.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended March 31, 2003.

See Certifications in Exhibit 99.1.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2003	By	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer