Form 10-Q
period 2003-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2003-08-14
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended June 30, 2003

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

Yes     ☒     No     ☐

Number of shares outstanding as of August 11, 2003:    6,209,736

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

	June 30, 2003	September 30, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$843,054	$997,629
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	287,024	78,945
Inventories, net	898,232	827,898
Deferred tax asset – current portion	155,000	419,000
Prepaid expenses	55,862	48,371
Total current assets	2,239,172	2,371,843

Fixed assets	449,486	367,405
Less accumulated depreciation	(219,823)	(170,387)
Fixed assets – net	229,663	197,018

Other assets:
Patents less accumulated amortization of $9,195 and $8,681, respectively	2,469	2,984
Long-term prepaid asset	85,620	103,211
Other intangible assets less accumulated amortization of $51,397 and $46,258, respectively	—	5,140
Covenant not to compete less accumulated amortization of $290,902 and $262,444, respectively	88,536	116,994
Total other assets	176,625	228,329

Total assets	$2,645,460	$2,797,190

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$171,327	$51,582
Customer deposits	59,978	192,754
Accrued payroll	83,152	75,172
Other accrued liabilities	112,228	342,402
Current portion of covenant not to compete	39,466	36,354
Current liabilities	466,151	698,264

Long-term bank note and/or covenant, less current portions	60,276	89,816

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,209,736 and 6,209,736 shares, respectively, issued and outstanding)	62,098	62,098
Additional paid-in capital	2,764,197	2,764,197
Accumulated deficit	(707,262)	(817,185)
Total shareholders’ equity	2,119,033	2,009,110

Total liabilities and shareholders’ equity	$2,645,460	$2,797,190

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended June 30, 2003 and 2002

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Sales	$1,836,535	$1,539,747	$5,119,676	$3,453,270
Cost of sales	1,164,693	943,140	3,210,575	2,119,790

Gross profit	671,842	596,607	1,909,101	1,333,480

Selling, general and administrative	297,551	205,932	830,900	571,954
Research and development	97,635	79,395	318,893	185,559

Income from operations	276,656	311,280	759,308	575,967

Other income (expense):
Interest expense	(3,300)	(4,425)	(9,900)	(13,275)
Intangible amortization	(9,487)	(12,055)	(33,598)	(36,167)
Other income (expense)	5,737	—	3,999	(13,166)

Pre-tax net income	269,606	294,800	719,809	513,359

Income tax expense	109,190	65,000	300,970	65,000

Net income	$160,416	$229,800	$418,839	$448,359

Basic earnings per share	$0.03	$0.04	$0.07	$0.07

Weighted average number of shares outstanding	6,209,736	6,176,893	6,209,736	6,176,893

Diluted earnings per share	$0.03	$0.04	$0.07	$0.07

Weighted average number of shares outstanding	6,339,493	6,277,850	6,334,886	6,301,119

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOW

For the Nine Months Ended June 30, 2003 and 2002

(UNAUDITED)

	2003	2002
Cash flows from operating activity:
Net income	$418,839	$448,359
Adjustments to reconcile net income to net cash from operating activity:
Deferred income tax	264,000	13,000
Depreciation and amortization	55,091	31,215
Amortization of covenant not to compete	28,458	28,457
Inventory valuation reserve	18,000	24,000
(Increase) decrease in:
Accounts receivable	(208,079)	(81,240)
Inventories	(88,334)	271
Prepaid expenses	10,100	1,709
Increase (decrease) in:
Accounts payable	119,745	3,417
Customer deposits	(132,776)	49,084
Accrued expenses	(222,194)	(136,283)

Net cash from operating activities	262,850	381,989

Cash flows from investing activities:
Capital expenditures	(82,081)	(142,353)

Net cash from investing activities	(82,081)	(142,353)

Cash flows from financing activities:
Proceeds from sale of stock	—	3,001
Principal payments on covenant not to compete	(26,428)	(23,052)
Dividend payment	(308,916)	(123,325)

Net cash from financing activities	(335,344)	(143,376)

Increase (decrease) in cash and cash equivalents	(154,575)	96,260
Cash and cash equivalents - beginning of year	997,629	667,608

Cash and cash equivalents - end of period	$843,054	$763,868

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

(UNAUDITED)

A.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ending June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended September 30, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2002.

B.             Inventories

The components of inventory, net of allowance of $143,000 and $125,000, respectively, consist of the following:

	06/30/03	09/30/02
Raw materials	$760,803	$701,230
Work in process	115,872	106,799
Finished goods	21,557	19,869
Total inventories	$898,232	$827,898

C.    Cash Concentrations

Bank balances exceeded federally insured levels during the first, second and third quarters of fiscal year 2003 and 2002, and exceeded federally insured levels as of June 30, 2003.

D.    Accounts Receivable

The Company sells its products to domestic and foreign companies.  The Company grants uncollateralized credit to some customers as well as sales that are prepaid or shipped cash on delivery (COD).  In addition, the Company’s research and development projects are billed to its customers on an uncollateralized credit basis.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

E.     Customer Concentration

One major customer, Cirrus Design Corporation, represented 66.3%and 72.8% of the Company’s total sales for the quarter ended and year to date periods of June 30, 2003 as compared to 77.7% and 72.6% for the same prior year periods.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, that alternative dealers or distributors can be established.

The Company believes that it meets the criteria for aggregating its operating segments into a single reporting segment.

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

G.    New Product Development, Research and Development Funding and Income Recognition

Effective November 2, 2000, the Company entered into an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity infusion valued at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  On July 11, 2002, The Company received the supplemental type certificate from the Federal Aviation Administration (FAA), which allows the product to be installed on certified Cessna 172 series aircraft.  Since certified, 11 systems have been installed in aircraft with three more systems with deposits pending delivery.  In addition, Parsons has placed orders for an additional 6 systems, without deposits.

The Company began delivering products to Cirrus Design Corporation (Cirrus) in 1999 following the certification of the Cirrus SR20 aircraft.  The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company’s parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification of the SR20 in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and the outside company has retained the developed technology that is specific to their individual aircraft.  The Company shared in the costs to develop and certify the parachute system for this aircraft.  The SR22 received FAA certification in November 2000 and has the Company’s product installed as standard equipment as well.  The SR22 is heavier and faster than the predecessor SR20.  The Company also shared in the costs to develop the parachute system for the SR22.

Cirrus Design announced in April 2001 that it would introduce a diesel version of its aircraft called the SR21TDi (SR21).  The development has been delayed while the engine, which is being produced in Europe, completes US certification.  The SR21 will be first introduced in the European market and is expected to be on the market sometime in the next several years.  This model, which is similar to the SR20 and SR22 aircraft, is expected to utilize the Company’s parachute system as standard equipment as well.

On September 16, 2002, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a follow on to a Phase I feasibility study, is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II contract award was for $598,694 and covers a 24-month period.  During the current fiscal quarter, the Company recorded an offset to research and development expenditures in the amount of $66,740 and recorded a corresponding receivable.  On a year-to-date basis the offset recorded was $114,740.

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

Future payments under this agreement are as follows:

	Future Dollars	Present Dollars

2003	12,108	9,924
2004	48,436	40,561
2005	48,436	45,255
2006	4,036	4,002
	$113,016	$99,742

The Company also granted SCI’s president an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $.25.  This option expires October 2005.

J.     Line-of-Credit Borrowings

The Company has operated under a $250,000 line-of-credit for use in operations.  The current line-of-credit was renewed March 6, 2003 and expires March 6, 2004.  At June 30, 2003 and 2002 there were no outstanding balances under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank. The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.

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

The Company has assessed its past earnings history and trends, sales backlog, budgeted sales, and expiration dates of carryforwards and has determined that it is more likely than not that $155,000 of deferred tax assets will be utilized.  At June 30, 2003 the Company has federal net operating loss carryforwards of approximately $564,000.  The net operating loss carryforwards expire in the years 2006 through 2013.  There are no further valuation allowances.

L.              Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted net income per common share would have been changed to the following pro forma amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Net income:
As reported	$160,416	$229,800	$418,839	$448,359
Pro forma	$160,416	$226,543	$41,257	$382,855

Basic net income per common share:
As reported	$0.03	$0.04	$0.07	$0.07
Pro forma	$0.03	$0.04	$0.01	$0.06

Diluted net income per common share:
As reported	$0.03	$0.04	$0.07	$0.07
Pro forma	$0.03	$0.04	$0.01	$0.06

Stock based compensation:
As reported	$0	$0	$0	$0
Pro forma	$0	$3,257	$377,582	$65,504

In determining the compensation cost of options granted during the three and nine months ended June 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Risk-free interest rate	—	—	2.63%	4.38%
Expected life of options granted	—	—	5 years	5 years
Expected volatility	—	—	129.13%	129.13%
Expected dividend yield	—	—	0.00%	0.00%

M.         Net Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 125,150 and 124,226 shares of dilutive securities for the nine months ended June 30, 2003 and 2002, respectively.  Weighted average shares outstanding-diluted includes 129,757 and 100,957 shares of dilutive securities for the three months ended June 30, 2003 and 2002, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the three and nine months ended June 30, 2003 and 2002, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Net income	$160,416	$229,800	$418,839	$448,359

Weighted average shares outstanding	6,209,736	6,176,893	6,209,736	6,176,893

Net income per common share— basic	$0.03	$0.04	$0.07	$0.07

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002

Net income per common share — diluted:

Net income	$160,416	$229,800	$418,839	$448,359

Weighted average shares outstanding	6,209,736	6,176,893	6,209,736	6,176,893

Common stock equivalents	129,757	100,957	125,150	124,226

Weighted average shares and potential diluted shares outstanding	6,339,493	6,277,850	6,334,886	6,301,119

Net income per common share — Diluted	$0.03	$0.04	$0.07	$0.07

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants to purchase 161,667 and 116,667 shares of common stock with a weighted average exercise price of $1.29 and $1.23 were outstanding at June 30, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for the nine months ended June 30, 2003 and 2002 because their exercise prices were greater than the average market price of the common shares.

Options and warrants to purchase 140,000 and 125,000 shares of common stock with a weighted average exercise price of $1.32 and $1.33 were outstanding at June 30, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for the three months ended June 30, 2003 and 2002 because their exercise prices were greater than the average market price of the common shares.

N.            Recent Accounting Pronouncements

SFAS No. 145

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective for fiscal years beginning after May 15, 2002.  The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 146

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 147

In October 2002, FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  SFAS No. 147 is effective October 1, 2002.  The adoption of SFAS No. 147 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 148

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation.  The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002.  The Company adopted the annual disclosure provisions of SFAS No. 148.  The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 149

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003.  This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements.  The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.  The Company does not have any financial instruments as defined by SFAS No. 150.  The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s financial position, results of operations or cash flows.

FIN No. 45

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).   FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.   The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.   The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002.   The adoption of FIN 45 did not impact the Company’s financial position, results of operations or cash flows.

FIN No. 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003.  Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  The Company does not expect the adoption of FIN 46 to have a material impact on its financial position, results of operations or cash flows.

O.    Product Warranties

The Company offers its customers up to a one year warranty on its products.  The warranty covers only manufacturing defects which will be replaced or repaired by the Company at no charge to the customer.  The Company has not recorded an accrual for possible warranty claims and believes that the product warranties as offered will not have a material effect on the Company’s financial position, results of operations or cash flows.

P.     Subsequent Event

On July 30, 2003, the Company announced that it reached an agreement in principle with OMF Aircraft Corporation (OMF) in which OMF would become the second general aviation aircraft manufacturer, after Cirrus Design Corporation, to offer the Company’s product as a factory installed feature.  Upon negotiation and execution of formal documentation between OMF and the Company, the Company’s parachute system will be an optional feature on OMF’s currently certified 2-place aircraft and will be installed as standard equipment on OMF’s 4-place aircraft currently under development.  The Company will pursue the Supplemental Type Certificate or STC on the 2-place aircraft and expects to complete that project and be ready for first customer deliveries as early as December 2003.  The Company understands that certification of the 4-place model including the Company’s parachute system as a standard equipment feature is expected by OMF near the end of calendar year 2004, or early 2005.  OMF is concurrently developing a diesel version of their 2-place aircraft and will offer the Company’s parachute system as an option on that model as well.  Volumes for both the 2-place and 4-place parachute systems on the OMF aircraft are not known at the current time, and will ultimately be dictated by OMF aircraft customer demand.

Item 2.    Management’s Discussion and Analysis or Plan of Operations

Operations:

Sales

Sales for the third quarter of fiscal 2003 were up 19.3% to $1,836,535 compared to $1,539,747 for the prior fiscal year quarter.  For the nine months ended June 30, 2003 sales were up 48.3% to $5,119,676 compared to $3,453,270 for the same prior fiscal year period.  Although the mix of products continues to be more concentrated in the general aviation business for both the current quarter and on a year to date basis, the Company’s sport aviation business grew 41% and 38% from the prior fiscal year comparative quarterly and year to day periods.

In the current fiscal year quarter, revenues derived from the Company’s general aviation products accounted for approximately 72% of revenues compared to 78% in the prior fiscal year.  On a year-to-date basis, general aviation sales accounted for 75% of sales compared to 73% of revenues in the prior fiscal year.  The Company’s primary customer, Cirrus Design Corporation (Cirrus), is expected to maintain manufacturing volumes for its aircraft throughout the remainder of the fiscal year for both its SR20 and SR22 models.  As a result, the Company is projecting further growth in 2003 as compared to 2002 in its general aviation revenues.  However, Cirrus manufacturing volume projections and timing of those volumes are uncertain at this time.  Overall, sales to Cirrus accounted for 66% of the Company’s revenues for the quarter ended June 30, 2003 compared to 78% for the quarter ended June 30, 2002 as the Company saw more pronounced growth in its sport aviation products and as a result of BRS-172 sales.  For the nine months ended June 30, sales to Cirrus accounted for 73% for 2003 and 2002.

In addition, the Company has begun production and deliveries of products for the BRS-172 product for the Cessna 172 model aircraft.  Since certified in July 2002, 11 systems have been installed in aircraft with three more systems with deposits pending delivery.  In addition, the Company’s distributor has placed orders for an additional 6 systems, without deposits. Sales of the BRS-172 accounted for 6% of total Company sales in the current fiscal quarter and 2% of total Company sales on a year-to-date basis.  The BRS-172 is being marketed and distributed under an exclusive marketing arrangement with Aerospace Marketing in conjunction with factory support.  Although certified, there can be no assurances that the system will sell in volumes that will have a material impact on the Company.

The Company’s sport aviation business, which largely consists of products for ultralight aircraft, increased 41% during the current fiscal year compared to the prior fiscal year and accounted for 28% of the Company’s revenues for the first nine months of fiscal 2003.  On a year-to-date basis, the sport aviation business is up 38% over the prior fiscal year.  Notwithstanding this growth, the sport aviation business continues to be impacted by several factors.  The events of September 11 and general economic conditions dramatically affected the United States sport aviation business.  The sport aviation industry is showing some signs of recovery, but the final implications on the industry are still unknown.

On a positive note, within the United States there are new federal regulations being proposed that management believes will positively affect future sport aviation aircraft designs and sales.  The new regulations are expected to increase sales of a new category of aircraft called Light Sport Aircraft, which management believes will in turn increase demand for the Company’s sport aviation products.  However, the international markets for the Company’s sport aviation products have been affected by a number of factors.  These factors include weakening global economic conditions and fluctuating currencies that affect the cost of the Company’s exports, increased competition in Europe, and increasing government regulations that make it more challenging to transport the Company’s product abroad.  The Company has expanded its efforts to improve international business for its sport aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 118 units to Cirrus Design in the third quarter of fiscal year 2003 and 2002.  On a year to date basis, the Company delivered 353 units to Cirrus Design in the current fiscal year compared to 241 units for the same prior year period.  The Company understands that as of the beginning of August 2003, Cirrus Design has a backlog of 184 aircraft, which will include the Company’s parachute systems.  Cirrus Design expects to be able to fill the backlog of firm aircraft orders during the next 12 to 24 months.  The backlog of Cirrus Design aircraft orders is a reduction from the same prior year period as a result of Cirrus Design’s efforts to reduce lead times and increase production volumes to better serve its customers.  Future production volumes for the Cirrus Design aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus Design’s products.  Accordingly, the Company is, and will likely be, dependent on Cirrus Design for a material portion of its revenues for the balance fiscal year 2003 and fiscal 2004.  Any negative impact on Cirrus Design’s sales would negatively impact the Company’s revenues.

On July 30, 2003, the Company announced that it reached an agreement in principle with OMF Aircraft Corporation (OMF) in which OMF would become the second general aviation aircraft manufacturer, after Cirrus Design Corporation, to offer the Company’s product as a factory installed feature.  Upon negotiation and execution of formal documentation between OMF and the Company, the Company’s parachute system will be an optional feature on OMF’s currently certified 2-place aircraft and will be installed as standard equipment on OMF’s 4-place aircraft currently under development.  The Company will pursue the Supplemental Type Certificate or STC on the 2-place aircraft and expects to complete that project and be ready for first customer deliveries as early as December 2003.  The Company understands that certification of the 4-place model including the Company’s parachute system as a standard equipment feature is expected by OMF near the end of calendar year 2004, or early 2005.  OMF is concurrently developing a diesel version of their 2-place aircraft and will offer the Company’s parachute system as an option on that model as well.  Volumes for both the 2-place and 4-place parachute systems on the OMF aircraft are not known at the current time, and will ultimately be dictated by OMF aircraft customer demand.

The Company anticipates being able to expand its product line to include other certified and non-certified aircraft as the recovery system gains further market acceptance.  The Company is in ongoing discussions with domestic and foreign companies that have expressed interest in utilizing certain of the Company’s products.  These companies produce both certified and non-certified aircraft.  No assurance can be made as to the future benefits, if any, that the Company will derive from these discussions.

Gross Margin

For the third quarter of fiscal year 2003, gross margin as a percentage of revenues was 36.6% compared to 38.8% for the same prior year quarter.  On a year to date basis the gross margin was 37.3% for the current fiscal year as compared to 38.6% in the prior fiscal year.  The reduction in gross margin reflects volume price reductions granted to Cirrus Design for sales of the Company’s general aviation products.  In addition, despite increases in raw materials and labor costs, the relatively consistent gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross margin percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations may continue to impact gross margin percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of revenues were 16.2% for the quarter ended June 30, 2003 as compared to 13.4% for the prior fiscal year quarter.  On a year-to-date basis costs as a percentage of revenues were 16.2% compared to 16.6% in the prior fiscal year.  These costs have gone up as a result of increases in shareholder related expenses such as board fees and proxy and annual report distribution costs, advertising, increased corporate office staff, pay rate adjustments and an accrual for a portion of the anticipated year end bonuses.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.

Research and Development

Third party funding has offset a portion of research and development costs for both years.  Third party offsets to the research and development costs on a comparative quarterly basis were $66,740 and $14,286, respectively, and $114,740 and $112,741, respectively on a year-to-date basis for 2003 and 2002.  These offsets reduced the costs reflected in the financial statements.  Gross and net research and development costs were higher on a quarterly and annual basis compared to the prior year.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  In addition, further offsets to expenses will be made during fiscal year 2003 as a result of funding received under the Company’s Small Business Innovation Research Program (SBIR) funding.  The Company will continue to look for sources for further outside funding of research and development, but there can be no assurances that the Company will be successful in those efforts.

On September 16, 2002, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a follow on to a Phase I feasibility study, is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II contract award was for $598,694 and covers a 24-month period.  The Phase II grant will allow the Company to continue its research and development that it began during the Phase I award.  No assurances can be made that if the Phase II is successful, that it will result in future products and revenues for the Company.

Net Income and Earnings per Share

Pre-tax net income for the current fiscal quarter was down 8.5% over the prior fiscal year quarter and up 40.2% on an annual basis.  Increasing income tax expense for the current fiscal year is a result of the full utilization of prior NOL benefits, which were used to offset prior year income tax expense.  On a fully diluted basis, net income of $160,416 for the quarter ended June 30, 2003 was 8.7% of revenues or $0.03 per share, as compared to net income of $229,800, which was 14.9% of revenues or $0.04 per share for the same prior year period.  On a year to date basis, net income of $418,839 was 8.2% of revenues or $0.07 per share compared to $448,359, which was 13.0% of revenues or $0.07 per share for the prior fiscal year.

Liquidity and Capital Resources:

Management intends to continue to fund its operations out of its current revenues with the exception of its contract research and development projects.  As of June 30, 2003, the Company had cash and cash equivalents of $843,054.  Based upon the Company’s current projections, the Company believes that it has sufficient cash from reserves and cash flow to finance operations through the next twelve-month period. The Company has a line-of-credit for $250,000 and has not drawn on that line during the current quarter or year-to-date period and there is no balance currently outstanding under the line-of-credit.  Management believes that the current business operation, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period and management will maintain and adjust expenses as necessary to improve profitability. The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.

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

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to plans for research projects, anticipated Cirrus delivery orders and schedules, development, anticipated delivery orders and schedules for the Cessna 172 system, the Cessna 150/152 system and the Company’s new partnership with OMF, success of contracts for NASA SBIR research projects, the impact of regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, potential product liability claims, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Item 3.    Controls and Procedures

The Company has carried out an evaluation, with the participation of its chief executive/chief financial officer, of the effectiveness, as of the end of the most recent fiscal quarter, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), and the Company’s internal control over financial reporting (as defined in Rules 13a –15(f) and 13a-15(f) of the Securities Exchange Act of 1934).  Based upon that evaluation, the chief executive/chief financial officer concluded that the Company’s disclosure controls and procedures are effective in alerting him, on a timely basis, to material information required to be disclosed in the Company’s periodic reports to the Securities and Exchange Commission and that there has been no significant change in the Company’s internal control over financial reporting that occurred over the most recently ended fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.  Other Information

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

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

The Company did not file any reports on Form 8-K for the three months ended June 30, 2003.  Subsequent to end of the current quarter, the Company filed a report on Form 8-K on July 9, 2003 disclosing the change in the registrant’s certifying accountants.  The July 9, 2003 Form 8-K as filed with the SEC is incorporated herein by reference.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer

Date: August 11, 2003