Form 10KSB
period 2003-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2003-12-24
CIK 801907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended September 30, 2003

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
(Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  ☒  Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Registration S-B contained in this form, and no disclosure will be contained, to the best of the Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐.

State Issuer’s revenues for the most recent fiscal year:  $6,549,011.

Based upon the average bid and asked prices of the Issuer’s Common Stock, the aggregate market value of the Common Stock held by Non-affiliates of the Issuer as of December 22, 2003 was approximately $4,053,000.

Number of shares outstanding as of December 23, 2003:  6,245,928.

Index for exhibits is located on page 40.  This document contains 45 pages.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement to be used in connection with the election of directors at the 2004 annual shareholders meeting (the “Proxy Statement”) are incorporated by reference into Part III, Items 9-12 as follows:

Part of Form 10-K

1.	Part III, Item 9.
Directors and Executive Officers of the Registrant.

2.	Part III, Item 10.
Executive Compensation.

3.	Part III, Item 11.
Security Ownership of Certain Beneficial Owners and Management.

4.	Part III, Item 12.
Certain Relationships and Related Transactions.

Portion of Proxy Statement

1.	Proposal 1: Election of Directors.

2.	Proposal 1: Executive Compensation.

3.	Common Stock Ownership of Principal Shareholders and Management.

4.	Certain Relationships and Related Transactions.

PART I

Item 1.  Description of Business

Ballistic Recovery Systems, Inc. (the “Company”) was incorporated in 1980 under the laws of the State of Minnesota.

(a)                                  Business Development

The Company’s core business is the design, manufacturing and marketing of whole-aircraft recovery parachute systems for use with general aviation and recreational aircraft. The emergency parachute systems are designed to bring down the entire aircraft and its occupants in the event of an in-air emergency.  The parachute system is designed for in-air emergencies that include but are not limited to midair collisions, structure failure, engine out at night, engine out over unlandable terrain, pilot incapacitation, and unintentional flight into instrument meteorological conditions.  The Company believes it is the only United States manufacturer of whole aircraft recovery systems.  In addition, the Company has designed and sold systems for use with various military and civilian unmanned aircraft.

Since its inception, the Company has delivered over 18,000 systems that have been installed on general aviation and recreational aircraft throughout the world, and the Company has documented 158 lives saved through the use of its systems in actual in-air emergencies.

The Company was founded to provide recreational aircraft parachute systems for use in ultralight and experimental aircraft.  That portion of the business continues to be a consistent source of revenues for the Company and accounted for 25% of the Company’s revenues in both fiscal year 2003 and 2002.

The Company’s general aviation product lines accounted for 75% of the Company’s revenues in both fiscal year 2003 and 2002.  During the past several years, the Company’s primary general aviation product has been for the Cirrus SR20 (SR20) and SR22 aircraft manufactured by Cirrus Design Corporation (“Cirrus Design”). Sales to Cirrus Design account for 74% and 75% of Company revenues for fiscal 2003 and 2002, respectively.  Cirrus Design, based in Duluth Minnesota is presently the world’s second largest manufacturer of single engine certified aircraft.  Both models of Cirrus Design’s aircraft utilize the Company’s parachute system as a required standard equipment feature.  In addition, the Company began delivering its aftermarket FAA certified parachute system for the Cessna 172 aircraft called the BRS172.

The development of the parachute systems for the SR20 and SR22 aircraft was a joint effort between the Company and Cirrus Design.  The Company has retained the developed technology for the parachute systems in general and Cirrus Design has retained the developed technology that is specific to their individual aircraft.

Cirrus Design announced in July 2003 that it was introducing an entry-level version of the SR20 named the SRV.  This is a limited production model, which also utilizes the Company’s parachute system as required standard equipment.  Cirrus Design is also planning to introduce a diesel version of its aircraft called the SR21TDi (SR21), which will also utilize the Company’s parachute system as required standard equipment.  Introduction of the SR21 is dependent on the supply of newly certified diesel engines for use in development and testing.  Cirrus Design expects that this model will be available in the next year or so and will be first introduced in the European market.

In November 2000, the Company entered into an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft.  The funding was used towards research and development for the BRS172 product, which received FAA certification in July 2002.  The first customer delivery of the BRS172 was made in September 2002.  Under additional terms of the agreement, Parsons has exclusive distribution rights to the BRS172 in general while the Company has the right to select factory direct sales.  The Company made an additional nine sales of the BRS172 systems during fiscal year 2003.  The Company is currently looking at ways to expand its sales penetration in this market.

During the first part of fiscal year 2002, the Company was working under a contract with the National Aeronautics and Space Administration (NASA) through its Small Business Innovation Research (SBIR) program.  The contract, which was a Phase I feasibility study, covered a six month period and was a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and has been granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase I work was completed in May 2002 and effective September 16, 2002, the Company was awarded a Phase II grant under a firm fixed contract for $598,694 with a period of performance not to exceed 24 months.  During fiscal year 2003, the Company performed work under the contract and submitted progress reports for the first 12 months of the contract.  The work performed amounted to $189,000 of the total contract amount.  Work will be completed under the Phase II award by the end of fiscal year 2004 and the full amount of the contract is expected to be utilized and billed to NASA by the end of the contract period.

Over the past several years, the Company has been successful in establishing various third party funding sources for its research and development.  Outside funding for research and development activities is an ongoing objective for the Company; however, no assurances can be made that the Company will be successful in this regard.

 (b)                              Narrative Description of Business

Principal Products:

The Company’s principal product line is whole-aircraft emergency parachute recovery systems.  The product, when utilized in an in-air emergency and at the appropriate altitude, may be activated by the pilot releasing a parachute that is designed to open quickly, slow the descent of the aircraft, and lower the aircraft and its occupants safely to the ground to prevent or reduce human injury and damage to the aircraft. Possible parachute usage scenarios include:  Mid-air collision (loss of integrity or control); severe weather upset (wind shear, turbulence); power loss with poor visibility (night or IMC); loss of control (component failure or malfunction); engine out over hostile (unlandable) terrain; structural failure (age-weakened parts); pilot medical trauma (heart attack); overstress (due to aerobatics, violent weather).

General Aviation Products:

The Company entered the general aviation market in the mid 1980’s when it began development of an emergency parachute recovery system for the Cessna 150/152 series of aircraft.  In 1993, this system, known as the GARD-150 (now called the “BRS150”), received a Supplemental Type Certificate (STC) from the FAA that allows owners of Cessna 150/152 model aircraft to install the system.  Media attention for this new product resulted in domestic and international television and radio broadcasts as well as coverage in domestic and international aviation and non-aviation print media.  The Company believes that the successful completion of the product for the Cessna 150/152, which generated media attention for both the product and the Company, created interest in the Company’s product by general aviation manufacturers.  Although the BRS150 was not successfully sold, the Company believes that it helped for the development of the Company’s current products.

In 1994, the Company entered into an agreement with Cirrus Design, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus Design SR20 (SR20), on October 23, 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus Design began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.  The SR22 became the third of the Company’s products to have received FAA certification (the BRS150 and SR20 products being the others).  In July 2003, Cirrus Design introduced an entry-level version of the SR20 called the SRV, which utilizes the same parachute system as the SR20 aircraft.  For fiscal year 2003, approximately 74% of the Company’s total revenues were generated from sales to Cirrus Design.

In November 2000, the Company signed an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) relating to and received funding for a substantial portion of the development costs to develop and test a parachute recovery system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding, which took the form of equity and project specific funding, to develop and test such a recovery system.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.  The Company made its first customer delivery in September 2002 and delivered an additional nine customer units during fiscal year 2003.

Recreational Aviation Products:

Recreational aviation products include products designed and manufactured for use on unregistered aircraft such as ultralights and aircraft registered with the FAA as experimental.  Like the general aviation product, these recreational aviation products are designed to prevent or reduce bodily injury to the human occupant.  The Company manufactures these products and sells them directly to individuals and through dealers and distributors who also market and sell the aircraft and related products.  The Company currently works with approximately 200 dealers and distributors worldwide, although the Company has no written distribution agreement with such distributors.  Accordingly, these dealers and distributors could sell competing products.  Sales to Europe accounted for 22.7% of recreational aviation product sales.

Contract Research and Development:

Contract research and development has allowed the Company to expand its product line and expertise in whole-aircraft recovery systems. It has been and will continue to be a goal of the Company to receive outside funding for its research and development activities to supplement its own financial commitment.

In November 2001, the Company entered into a contract with NASA for the Company’s second Phase I SBIR research grant.  The Company has been a successful recipient of both Phase I and Phase II SBIR research grants in prior years.  The contract, which was a Phase I feasibility study, was completed in May 2002 and was a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  Following the Phase I work, the Company applied for a follow-on Phase II grant and effective September 16, 2002 the Company began work under a two-year contract for a firm fixed award of $598,694.  NASA and the United States Federal

Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

Manufacturing Operations and Suppliers:

The Company’s personnel in a South St. Paul, Minnesota facility perform assembly of the Company’s product line.  The parachutes utilized by the Company are purchased from a certain key supplier although there are other suppliers of parachutes. The Company manufactures its own ballistic devices and receives its propellant from a single source.  The Company believes that there are alternate sources for propellant in the event that this source becomes unavailable.  Other components are purchased from a variety of suppliers or internally produced.  The Company routinely searches for new vendors and believes alternate sources can be found should any of these vendors be unable to meet the Company’s needs.  In addition, the Company possesses or can acquire the expertise necessary for internal production of all key components.

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

On May 2, 2000, United States Patent No. 6,056,241 was issued to the Company on behalf of one of the Company’s employees for a “Thin Film Parachute with Continuous Lateral Reinforcing Fibers “.  The employee assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2017.  The Company in connection with its NASA SBIR grant program that was completed during fiscal year 1999 developed this patented process. The Company does not have a current application for the patented process, but the Company hopes that the patented process can be used in both military and civilian applications complimenting or enhancing the Company’s current product line.

When the Company completes development of additional ballistic parachute recovery systems, it intends to apply for patents for such systems if possible.  There can be no assurance, however, that any patents will be granted or, if granted that they will be of material benefit to the Company.

Seasonality:

Typically, the Company experiences seasonality in its recreational aviation line.  The second and third quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season.  The Company’s expansion in the general aviation market through the production of systems for the Cirrus Design SR20, SR22 and SRV has lessened the impact of seasonality on the Company.  This trend is expected to continue as the Company increases its deliveries in the general aviation market over the next several years.

Dependence on a Single Customer:

During the fiscal years ended September 30, 2003 and 2002, the Company was dependent on one customer, Cirrus Design Corporation, for 74% and 75% of the Company’s total sales in the respective fiscal years.  The Company supplies parachute recovery systems to Cirrus from its general aviation product line.

Dealer/Distributor Network:

The Company’s recreational aviation product sales are primarily to dealers and distributors who in turn sell to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s recreational aviation products, that alternative dealers or distributors can be established.  The Company does not have agreements with its dealers and distributors and accordingly, such dealers and distributors are not prohibited from selling products competitive with the Company’s products.

Backlog of Orders:

As of September 30, 2003 and 2002, the Company had a backlog of orders totaling approximately $1,867,000 and $4,434,000, respectively. The backlogs included over $1.6 million and $3.8 million of orders for the Cirrus Design aircraft, respectively.  The 2003 backlog is expected to be filled within 12 months.  The reduction in backlog for Cirrus Design is a result of Cirrus Design’s efforts to reduce lead times and increase production volumes to better serve its customers.  Cirrus Design is currently producing aircraft at levels, which has made it the second largest producer of single engine piston aircraft in the world behind Cessna Aircraft Company.  Due to the backlog period involved, however, it is possible that there could be cancellations of a portion of the currently backlogged orders.  The Company expects to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders.  The Company cautions investors who may utilize published bookings and backlog information as tools to forecast the Company’s revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

Research and Development:

A summary of research and development is as follows:

	2003	2002
Total research and development expenditures	$596,581	$415,929

Revenues recognized under contract research and development relationships	(189,410)	(112,741)

Research and development, net	$407,171	$303,188

The source for the 2003 third party funding was from NASA under the Phase II SBIR grant.  The source for the 2002 third party funding was from Charles F. Parsons as part of an agreement for development and certification of the parachute system for the Cessna 172 model aircraft, and from NASA under the Phase I SBIR grant.

Competition:

The Company sells its whole-aircraft emergency parachute systems in the United States and internationally.  The Company entered into a covenant not to compete agreement on October 26, 1995 with Second Chantz (“SCI”), whom the Company believes was the only domestic competitor for whole-aircraft emergency parachute systems for the domestic recreational aviation market.  Several foreign companies have or are attempting to introduce new competitive products into the international recreational aviation market. Competition is strong in the European market based on price, but the Company continues to pursue sales in that market.  At present, none of the foreign companies have successfully entered the domestic market.  The Company believes its current systems were the first in the market and that its products and service are superior to its competitors.

The FAA, as part of the Cirrus Design SR20, SR22 and SRV certification process, has certified the Company’s product, which is standard and required equipment on those aircraft.  These are the first whole aircraft recovery system ever certified by the FAA as standard equipment.  The Company also holds Supplemental Type Certificates for the recovery systems for the Cessna 150/152 and Cessna 172 model aircraft.  At present, there are no other manufacturers with the FAA Supplemental Type Certificate or FAA certification under a manufacturer’s Type Certificate necessary to install a recovery system for the general aviation market.  The Company is unaware of any other manufacturer performing contract or self-funded research and development activities in an effort to obtain Supplemental Type Certificates or Type Certificates for any other FAA certified aircraft.

Many companies with resources and capabilities greater than those of the Company could develop, manufacture and market a parachute recovery system competitive with that of the Company, although the Company believes that such development and approval could take several years to complete.

Product Liability:

The Company does not currently maintain product liability insurance.  Accordingly, the costs of litigation must be funded directly by the Company.

Environmental Compliance:

The Company believes that it is in compliance with all current federal and state environmental laws.

Employees:

As of September 30, 2003, the Company had 23 full-time employees and one part-time employee at its South St. Paul facility, which are paid both hourly and by salary.  No employees are represented by a labor union and we consider our relations with employees to be good.

Item 2.  Description of Property

The Company leases a stand-alone 13,000 square foot office and production facility located at Fleming Field Airport in South St. Paul, Minnesota.  The building is a World War II training hangar, which the Company renovated.  The Company has a second building on Fleming Field, which it also leases.  This second building is also stand-alone and measures approximately 4,800 square feet of combined office and shop space and is used for engineering office space and testing.  The Company maintains all of its equipment in good working order and has secured adequate insurance for the facilities and its contents.

The Company believes that the current facilities are adequate for the current level of business activities.  In the event that the Company requires additional facilities, the Company believes it could procure acceptable facilities.

Item 3.  Legal Proceedings

In August 2003, the Company was served in two related actions, Kathleen F. Fischer, Individually and as personal representative of the Estate of Joseph C. Fischer v. Cirrus Design Corp., Ballistic Recovery Systems, Inc., and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0782 (HGM/DEP), and Susan Sedgwick, Individually, on her own behalf as surviving spouse of Thomas P. Sedgwick, as Executrix of the Estate of Thomas P. Sedgwick, deceased, and on behalf of all interested beneficiaries, including Jamie Lynn Sedgwick and

Jacqueline Ann Sedgwick v. Cirrus Design Corp., Ballistic Recovery Systems, Inc. and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0592 (HGM/DEP).

These actions arise from the crash of a Cirrus Design Corp. SR22 airplane in April 2002 near Parish, New York.  Plaintiffs have brought claims for strict products liability, negligence and breach of warranty against Cirrus Design, the airplane’s manufacturer, the Company, which manufactures the CAPS (Cirrus Airframe Parachute System), a parachute system which is a required component of the plane, and Wings Aloft, Inc., which provided training on the SR22 to the decedents.

In preliminary reports submitted to the court, the plaintiff in Fischer has estimated the damages to be sought at trial as sixty million dollars, and the plaintiff in Sedgwick has submitted an estimate of seven million five hundred thousand dollars.

The matters have been consolidated for purposes of discovery, which began in November 2003 and is scheduled to be completed by September 30, 2004, with the trials to commence after January 2005.

At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company will vigorously defend these matters.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter.

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

(a)                                  Market Information

The Company’s Common Stock is traded on the electronic bulletin board on the over the counter market and on the pink sheets under the trading symbol of BRSI or BRSI.OB.  Several Internet stock tracking services show the Company’s trading volumes with bid and ask prices as far back as August 1995.  Based on information provided by these Internet stock-tracking services, the Company believes that the asking price would be $1.16 and the bid price would be $1.16 as of September 30, 2003.

The following table sets forth the estimated high and low bid prices for the periods indicated.  The estimated bid prices shown are based on information from several Internet stock-tracking services. These figures represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common Stock:
2003	High	$1.37	$1.25	$1.25	$1.27
	Low	$0.85	$0.98	$0.90	$1.00

2002	High	$1.03	$1.53	$1.12	$1.05
	Low	$0.76	$0.98	$0.86	$0.80

(b)                                 Holders

As of November 28, 2003, the Company estimates there were approximately 1,500 beneficial owners of the Company’s common stock.

(c)                                  Dividends

The Company declared a dividend in the amount of $0.05 per share, payable January 30, 2003 to all Common Shareholders of Record on January 15, 2003.

(d)                                 Equity Compensation Plan Table

The following table provides information as of September 30, 2003 about the Company’s equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,000	$0.6238	0

Equity compensation plans not approved by security holders - See Note 1	906,250	$1.0304	0

Total	926,250	$1.0216	0

Note 1 – 500,000 shares represent stock warrants issued to Cirrus Design under terms of a supply agreement. The remaining shares represent stock options granted to employees and directors at then current market prices.

Item 6.           Management’s Discussion and Analysis or Plan of Operation

Operations:

Sales

Sales for fiscal 2003 were up 29.5% to $6,549,011 compared to $5,057,092 for the prior fiscal year.  The increase is attributed to the Company’s new general aviation products.  Revenues derived from the Company’s general aviation products accounted for approximately 75% of revenues for both fiscal year 2003 and 2002.

Sales to Cirrus Design accounted for 74% of Company revenues in fiscal year 2003.  The Company understands that Cirrus Design is expected to exceed fiscal year 2003 manufacturing volumes for its aircraft throughout the next fiscal year for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2004 in its general aviation revenues.  However, with respect to Cirrus Design, volume projections and timing of those volumes is uncertain at this time.  Cirrus Design had reduced their backlog by the end of the current fiscal year compared to the prior fiscal year by increasing production volumes in an effort to better serve its customers with shortened lead-times.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.  The Company delivered 466 and 367 units to Cirrus Design in fiscal year 2003 and 2002, respectively.  The Company understands that as of the beginning of November 2003, Cirrus Design has a backlog of approximately 200 aircraft all of which are required to include the Company’s parachute systems.  The Company believes that Cirrus Design expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The backlog of Cirrus Design aircraft orders is a reduction from the same prior year period basically as a result of Cirrus Design’s efforts to reduce lead times and increase production volumes to better serve its customers.  Future production volumes for the Cirrus Design aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus Design’s products.  Accordingly, the Company is, and will likely be, dependent on Cirrus Design for a material portion of its revenues for fiscal year 2004.  Any negative impact on Cirrus Design’s sales would negatively impact the Company’s revenues.

In addition, the Company has begun production and deliveries of products for the BRS-172 product for the Cessna 172 model aircraft.  Since certified in July 2002, 11 systems have been installed in aircraft with three more systems with deposits pending delivery.  In addition, the Company’s distributor has placed orders for an additional 6 systems, without deposits.  Sales of the BRS-172 accounted for 2% of total Company sales in the current fiscal year.  The BRS-172 is being marketed and distributed under an exclusive marketing arrangement with Aerospace Marketing in conjunction with factory support.  Although certified, there can be no assurances that the system will sell in volumes that will have a material impact on the Company.

On July 30, 2003, the Company announced that it reached an agreement in principle with Canadian-based OMF Aircraft, Inc. (OMF) in which OMF would offer the Company’s product as a factory installed feature.  On December 9, 2003, OMF GmbH, the parent company of OMF, declared bankruptcy in Germany.  OMF has announced its plan to restructure and is currently seeking new investment partners to provide financing required to develop and manufacture its two seat and four seat single engine airplane.  Assuming OMF obtains adequate financing and upon negotiation and execution of formal documentation between OMF and the Company, the Company’s parachute system would, following certification, be an optional feature on OMF’s currently certified 2-place aircraft and would be installed as standard equipment on OMF’s 4-place aircraft.  The Company will pursue the Supplemental Type Certificate or STC on the 2-place aircraft.  No assurance can be given that OMF will find adequate financing and that it will emerge from bankruptcy of its parent company.  If financed, no assurance can be given that the Company and OMF will enter into definitive documentation or what sales, if any, would result from such agreement.

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, increased 36.1% during fiscal year 2003 compared to the prior fiscal year and accounted for 25% of the Company’s revenues for fiscal year 2003.  In comparison, in fiscal year 2002 recreational aircraft product line sales were down 8.5% from the prior fiscal year.  Notwithstanding fiscal year 2003’s growth, the business continues to be impacted by several factors.  Recent general economic conditions dramatically affected the United States recreational aircraft business.  Although the recreational aircraft industry showed signs of recovery in 2003, the long-term implications of the economic downturn on the sport aviation industry are still unknown.

There are new federal proposed regulations that management believes will, if enacted as proposed, positively affect future recreational aircraft designs and sales of the Company’s products.  The new regulations are expected to increase sales of a new category of aircraft called Light Sport Aircraft, which management believes will in turn increase demand for the Company’s recreational aircraft products.  However, the international markets for the Company’s recreational aircraft products have been affected by a number of factors including weakening global economic conditions and fluctuating currencies that affect the cost of the Company’s exports, increased competition in Europe, and increasing U.S. government regulations that make it more challenging to transport the Company’s product abroad.  The Company has expanded its efforts to improve international business for its sport aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

The Company anticipates being able to expand its product line to include other certified and non-certified aircraft as the recovery system gains further market acceptance.  The Company is in ongoing discussions with other domestic and foreign companies that have expressed interest in utilizing certain of the Company’s products.  These companies produce both certified and non-certified aircraft.  No assurance can be made as to the future benefits, if any, that the Company will derive from these discussions.

Gross Profit

For fiscal year 2003, gross profit as a percentage of revenues was 39.4% compared to 40.1% for the prior fiscal year.  The reduction in gross profit reflects volume price reductions granted to Cirrus Design for sales of the Company’s general aviation products.  In addition, despite increases in raw materials and labor costs, the relatively consistent gross profit is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross profit percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations may continue to impact gross profit percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 18.5% for fiscal year 2003 as compared to 17.3% for fiscal year 2002.  These costs have gone up as a result of increases in shareholder related expenses such as audit fees, board fees and proxy and annual report distribution costs, advertising, increased corporate office staff and pay rate adjustments, business development expenses and legal fees.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.  Furthermore, the Company does not have products liability insurance and must fund the expenses of its current products liability litigation.

Research and Development, net

Third party funding has offset a portion of research and development costs for both years.  Third party offsets to the research and development costs were $189,410 and $112,741, respectively for fiscal year 2003 and 2002.  These offsets reduced the costs reflected in the financial statements.  Gross and net (after offsets) research and development costs were 43.4% and 34.3%, respectively, higher in fiscal year 2003 compared to fiscal year 2002.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  On September 16, 2002, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program. The contract, which is a follow on to a Phase I feasibility study, is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II contract award was for $598,694 and covers a 24-month period.  The Phase II grant will allow the Company to continue its research and development that it began during the Phase I award.  Further offsets to expenses will be made during fiscal year 2004 as a result of funding to be received from this award.  No assurances can be made that if the Phase II is successful, that it will result in future products and revenues for the Company.

Net Income and Earnings per Share

Pre-tax net income for the current fiscal year was up 13.5% over fiscal year 2002 to $906,567 compared to $801,940.  Increasing income tax expense of 5.5% of sales for fiscal year 2003 compared to 3.9% for fiscal year 2002 is a result of the full utilization of prior NOL benefits, which were used to offset prior year income tax expense.  On a fully diluted basis, net income of $549,567 for fiscal year 2003 was 8.4% of sales or $0.09 per share, as compared to net income of $604,801, which was 12.0% of sales or $0.10 per share for the prior fiscal year.

Liquidity and Capital Resources:

Management intends to continue to fund its operations out of its current sales with the exception of its contract research and development projects.  The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  As of September 30, 2003, the Company had cash of $862,495.  The Company has a line-of-credit for $500,000, which was increased in October 2003 from its previous level of $250,000.  The Company has not drawn on that line during the current fiscal year as a result of positive cash flow from operations.  There is no balance currently outstanding under the line-of-credit.  Management believes that cash from current business operations, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period and management will maintain and adjust expenses as necessary to improve profitability.

The Company anticipates a need to make continuing capital improvements to its current production facility as well as expenditures to increase inventory levels during the fiscal year and beyond as a result of the production of general aviation recovery systems and further market penetration.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.  Furthermore, the Company does not presently have products liability insurance and must fund the expenses of its pending lawsuits.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 172 system,  the Cessna 150/152 system, the Company’s new partnership with OMF and OMF’s restructuring, success of contracts for NASA SBIR research projects, the timing and impact of proposed regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, potential product liability claims, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Critical Accounting Policies and Estimates

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to allowance for doubtful accounts, inventory valuation allowance and contingencies.  Management has estimated an inventory valuation allowance of $125,000.  Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at September 30, 2003, and the effect of these contractual obligations are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	1-3 Years	Over 3 Years
Operating Leases	$115,338	$49,465	$40,491	$25,382
Line of Credit Borrowings	—	—	—	—

Total	$115,338	$49,465	$40,491	$25,382

Item 7.  Financial Statements and Supplementary Data

Virchow, Krause & Company, LLP

7900 Xerxes Avenue South, Suite 2400

Bloomington, MN  55431-1115

INDEPENDENT AUDITORS’ REPORT

Shareholders, Audit Committee and Board of Directors
Ballistic Recovery Systems, Inc.
St. Paul, Minnesota

We have audited the accompanying balance sheet of Ballistic Recovery Systems, Inc. as of September 30, 2003 and the related statements of operations, shareholders’ equity and cash flows for the year then ended. These statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
November 20, 2003

Callahan, Johnston & Associates, LLC
Certified Public Accountants and Consultants

7400 Lyndale Avenue South, Suite 140
Minneapolis, MN  55423
(612) 861-0970 Fax (612) 861-5827

INDEPENDENT AUDITORS’ REPORT

Shareholders and Board of Directors
Ballistic Recovery Systems, Inc.
South St. Paul, Minnesota

We have audited the accompanying balance sheet of Ballistic Recovery Systems, Inc. as of September 30, 2002 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes an assessment of the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 2002, and the results of operations, cash flows and changes in shareholders’ equity for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Callahan, Johnston & Associates, LLC

Callahan, Johnston & Associates, LLC Minneapolis, Minnesota November 8, 2002

PART II - Item 7.  Financial Statements

Ballistic Recovery Systems, Inc.

Balance Sheets

September 30, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash	$862,495	$997,629
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	326,321	78,945
Inventories, net	1,118,190	827,898
Deferred tax asset - current portion	114,000	419,000
Prepaid expenses	60,695	48,371
Total current assets	2,481,701	2,371,843

Furniture, fixtures and leasehold improvements	467,578	367,405
Less accumulated depreciation	(207,038)	(170,387)
Furniture, fixtures and leasehold improvements - net	260,540	197,018

Other assets:
Patents, net of accumulated amortization of $9,367 and $8,681, respectively	2,297	2,984
Long-term prepaid expenses	77,972	103,211
Other intangible assets, net of accumulated amortization of $51,398 and $46,258, respectively	—	5,140
Covenant not to compete, net of accumulated amortization of $300,388 and $262,444, respectively	79,050	116,994
Total other assets	159,319	228,329

Total assets	$2,901,560	$2,797,190

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of covenant not to compete	$40,561	$36,354
Accounts payable	122,714	51,582
Customer deposits	116,827	192,754
Accrued payroll	103,229	75,172
Other accrued liabilities	198,415	342,402
Current liabilities	581,746	698,264

Long-term covenant not to compete, less current portion	49,254	89,816

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,245,928 and 6,209,736 shares, respectively, issued and outstanding)	62,459	62,098
Additional paid-in capital	2,784,635	2,764,197
Accumulated deficit	(576,534)	(817,185)
Total shareholders’ equity	2,270,560	2,009,110
Total liabilities and shareholders’ equity	$2,901,560	$2,797,190

The Accompanying Notes are an Integral Part of these Financial Statements.

Ballistic Recovery Systems, Inc.

Statements of Operations

For the Years Ended September 30, 2003 and 2002

	2003	2002
Sales	$6,549,011	$5,057,092
Cost of sales	3,966,125	3,030,189

Gross profit	2,582,886	2,026,903

Selling, general and administrative	1,211,567	873,690
Research and development, net	407,171	303,188

Income from operations	964,148	850,025

Other income (expense):
Interest expense	(14,905)	(16,855)
Intangible amortization	(43,083)	(48,223)
Other - net	3,407	16,543

Income before income taxes	909,567	801,490

Income taxes expense	360,000	196,689

Net income	$549,567	$604,801

Basic earnings per share	$0.09	$0.10

Weighted average number of shares outstanding	6,222,399	6,184,925

Diluted earnings per share	$0.09	$0.10

Weighted average number of shares outstanding	6,346,373	6,330,360

The Accompanying Notes are an Integral Part of these Financial Statements.

Ballistic Recovery Systems, Inc.

Statements of Shareholders’ Equity

For the Years Ended September 30, 2003 and 2002

	Common Stock		Additional		Share-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	holders’ Equity

Balance 9/30/01	6,119,701	$61,197	$2,761,347	$(1,298,661)	$1,523,883

Issuance of stock in lieu of director fees	3,750	38	3,713	—	3,751

Issuance of stock in cashless transaction	86,285	863	(863)	—	—

Dividend declaration	—	—	—	(123,325)	(123,325)

Net income	—	—	—	604,801	604,801

Balance 9/30/02	6,209,736	$62,098	$2,764,197	$(817,185)	$2,009,110

Issuance of stock in cashless transactions	36,192	361	(361)	—	—

Expense from stock based transaction	—	—	20,799	—	20,799

Dividend declaration	—	—	—	(308,916)	(308,916)

Net income	—	—	—	549,567	549,567

Balance 9/30/03	6,245,928	$62,459	$2,784,635	$(576,534)	$2,270,560

The Accompanying Notes are an Integral Part of these Financial Statements.

Ballistic Recovery Systems, Inc.

Statements of Cash Flow

For the Years Ended September 30, 2003 and 2002

	2003	2002
Cash flows from operating activity:
Net income	$549,567	$604,801
Adjustments to reconcile net income to net cash from operating activity:
Deferred income tax	305,000	81,000
Depreciation and amortization	68,639	54,287
Amortization of covenant not to compete	37,944	37,943
Stock issued in lieu of board fees	—	3,750
Expense from stock based transaction	20,799	—
Loss on retirement of furniture and equipment	1,096	—
(Increase) decrease in:
Accounts receivable	(247,376)	(61,557)
Inventories	(290,292)	(141,496)
Prepaid expenses	(12,324)	(34,258)
Long-term prepaid expenses	25,239	(103,211)
Increase (decrease) in:
Accounts payable	71,132	(54,771)
Customer deposits	(75,927)	106,693
Accrued expenses	(115,930)	162,147

Net cash flows from operating activities	337,567	655,328

Cash flows from investing activities:
Purchases of furniture, fixtures and leasehold improvements	(127,430)	(169,399)

Net cash flows from investing activities	(127,430)	(169,399)

Cash flows from financing activities:
Principal payments on covenant not to compete	(36,355)	(32,583)
Payments of dividends	(308,916)	(123,325)

Net cash flows from financing activities	(345,271)	(155,908)

Increase (decrease) in cash	(135,134)	330,021
Cash - beginning of year	997,629	667,608

Cash - end of period	$862,495	$997,629

The Accompanying Notes are an Integral Part of these Financial Statements.

Ballistic Recovery Systems, Inc.

Notes to Financial Statements

For the Years Ended September 30, 2003 and 2002

1.               Nature of Business

Ballistic Recovery Systems, Inc. (the “Company”) designs, manufactures and distributes rocket deployed whole-aircraft emergency parachute systems for use on general aviation and sport recreational aircraft. The emergency parachute systems are intended for use in the event of an in-air emergency and are designed to bring down the entire aircraft and its occupants under the parachute canopy.  The Company is currently producing and selling emergency recovery systems for two four-place general aviation aircraft, known as the Cirrus Design SR20 (SR20) and SR22, and the SR20 entry-level model called the SRV.  The products were developed in a joint effort between the Company and Cirrus Design.  These aircraft were certified by the Federal Aviation Administration (FAA) in 1998 and 2000, respectively, and features the Company’s parachutes as standard equipment.  In November 2001, the Company entered into a contract to develop and market a product for the Cessna 172 model of aircraft.  The development was completed and certification by the FAA was received in July 2002.  The Company’s products are sold both domestically and internationally.

2.               Summary of Significant Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, revenues and expenses.  Actual results and outcomes may differ from management’s estimates and assumptions.

Cash Concentrations

Bank balances exceeded federally insured levels during 2003 and 2002, and exceeded federally insured levels as of September 30, 2003.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Accounts Receivable, credit risk and allowance for doubtful accounts

The Company sells its products to domestic and foreign companies.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both September 30, 2003 and 2002.The Company’s research and development projects are billed to its customers on an uncollateralized credit basis.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 74%and 75% of the Company’s total sales for fiscal years 2003 and 2002, respectively.  This customer also accounted for 44% (or $142,000) and 84% (or $75,000) of accounts receivable at September 30, 2003 and 2002, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, alternative dealers or distributors can be established.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market. Approximately 33% of the inventory on hand at the end of fiscal year 2003 and 2002 related to unique components used in products for the Company’s major customer as referred to above.  The estimated loss that management believes is probable is included in the inventory valuation allowance.  Due to uncertainties, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Deposits

The Company requires order deposits from most of its domestic and international customers.  These deposits represent either partial or complete down payments for orders.  These down payments are recorded as customer deposits.  The deposits are recognized as revenue when the product is shipped.

Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109.

Temporary differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; and accrued expenses not currently deductible.  Beginning in fiscal year 1997 and continuing to the present, a deferred tax asset, net of a valuation reserve, is reflected for future benefit of the Company’s net operating loss carry forwards and net timing differences.  At the end of fiscal year 2003 and 2002, the Company had fully valued its net operating loss carry forwards.

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, or the estimated useful life of the assets.

Intangibles

Patents are recorded at cost and are being amortized on a straight-line method over 17 years.  The covenant not to compete is recorded at cost and is being amortized using the straight-line method over the ten-year term of the agreement.  Other intangible assets are recorded at cost and are being amortized on a straight-line method over five years.

Components of intangible assets are as follows:

	September 30, 2003		September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:

Patents	$11,664	$9,367	$11,664	$8,680
Other intangible assets	$51,398	$51,398	$51,398	$46,258
Covenant not to compete	$379,438	$300,388	$379,438	$262,444

Amortization expense of intangible assets was $43,771 and $48,909 for the years ended September 30, 2003 and 2002, respectively.  Amortization expense is estimated to approximate $38,630, $38,630, $3,849 and $238 for the years ending September 30, 2004, 2005, 2006 and 2007, respectively.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company’s financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the fiscal years ended September 30, 2003 and 2002, net income and comprehensive income were equivalent.

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

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company’s segments have similar economic characteristics and are similar in the nature of the products sold, type of customers, methods used to distribute the Company’s products and regulatory environment.  Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted net income per common share would have been changed to the following pro forma amounts:

	Fiscal Year ended September 30,
	2003	2002

Net income:
As reported	$549,567	$604,801
Pro forma	$523,357	$532,307

Basic net income per common share:
As reported	$0.09	$0.10
Pro forma	$0.08	$0.09

Diluted net income per common share:
As reported	$0.09	$0.10
Pro forma	$0.08	$0.08

Stock based compensation:

As reported	$20,799	$0
Pro forma	$26,210	$72,494

In determining the compensation cost of options granted during fiscal year 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Fiscal Year ended September 30,
	2003	2002

Risk-free interest rate	2.63%	4.38%
Expected life of options granted	5 years	5 years
Expected volatility	36.61%	49.02%
Expected dividend yield	5.00%	2.00%

Net Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 123,974 and 145,435 shares of dilutive securities for fiscal year 2003 and 2002, respectively.

Following is a reconciliation of basic and diluted earnings per common share for fiscal year 2003 and 2002, respectively:

	Fiscal Year ended September 30,
	2003	2002

Net income	$549,567	$604,801

Weighted average shares outstanding	6,222,399	6,184,925

Net income per common share — basic	$0.09	$0.10

Net income per common share — diluted:

Net income	$549,567	$604,801

Weighted average shares outstanding	6,222,399	6,184,925

Common stock equivalents	123,974	145,435

Weighted average shares and potential diluted shares outstanding	6,346,373	6,330,360

Net income per common share — Diluted	$0.09	$0.10

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants to purchase 390,000 and 140,000 shares of common stock with a weighted average exercise price of $1.28 and $1.32 were outstanding at September 30, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for the fiscal year ended September 30, 2003 and 2002 because their exercise prices were greater than the average market price of the common shares.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising Expenses

Non-direct response advertising expenses are recognized in the period incurred.  Non-direct response advertising expenses totaled $88,838 in 2003 and $81,839 in 2002.

Shipping and Handling Costs

The Company records amounts being charged to customers for shipping and handling as sales and costs incurred in cost of sales.

3.               New Product Development, Research and Development Funding and Income Recognition

On November 2, 2000, the Company entered into an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity investment at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  On July 11, 2002, The Company received the supplemental type certificate from the Federal Aviation Administration (FAA), which allows the product to be installed on certified Cessna 172 series aircraft.  Since certified, 11 systems have been installed in aircraft with three more systems with deposits pending delivery.  In addition, Parsons has placed orders for an additional 6 systems, without deposits.

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

On September 16, 2002, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a follow on to a Phase I feasibility study, is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II contract award was for $598,694 and covers a 24-month period.  During the current fiscal year, the Company recorded an offset to research and development expenditures in the amount of $189,410 and recorded a corresponding receivable.  NASA and the U.S. Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

On July 30, 2003, the Company announced that it reached an agreement in principle with Canadian-based OMF Aircraft, Inc. (OMF) in which OMF would offer the Company’s product as a factory installed feature.  (See Note 13).

4.               Purchase and Supply Agreement

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

Cirrus met their minimum purchase commitment for the first warrant period, but such warrant for 250,000 shares expired unexercised on February 28, 2003.  Cirrus has meet their minimum purchase commitment for warrants number two and three, but the Company has not been informed of Cirrus’ intentions regarding the exercise or expiration of said warrants.

Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company has recorded $20,799 as a reduction in sales related to the warrants earned by Cirrus during fiscal year 2003.  Based on EITF 96-18, the warrants were not considered earned until the products were sold.

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

Future payments under this agreement are as follows:

	Future Dollars	Present Dollars

2004	$48,436	$40,561
2005	48,436	45,255
2006	4,036	3,999
	$100,908	$89,815

The Company also granted SCI’s president an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $.25.  This option expires October 2005.

6.               Other Financial Information

Inventories

The components of inventory, net of allowance of $125,000 and $125,000, respectively, consist of the following:

	2003	2002
Raw materials	$811,538	$701,230
Work in process	93,701	106,799
Finished goods	212,951	19,869
Total inventories	$1,118,190	$827,898

Fixed Assets

Fixed assets consisted of the following categories at September 30, 2003 and 2002:

	2003	2002
Office furniture and equipment	$172,454	$149,201
Manufacturing equipment	201,251	124,331
Airplane	93,873	93,873
Total fixed assets	$467,578	$367,405

Depreciation Expense

Depreciation expense totaled $62,812 in 2003 and $43,321 in 2002.

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

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at September 30, 2003 and 2002:

	2003	2002
Bonus and Profit Sharing Plan Accrual	$139,875	$124,756
Prepaid Lease Accrual	—	100,000
Income Tax Accrual	39,071	96,365
Other Miscellaneous Accruals	19,469	21,281
	$198,415	$342,402

Export Sales

The Company’s international sales are made through independent representatives in various foreign countries.  International sales as a percentage of total sales were 5% in 2003 and 6% in 2002.

Major Suppliers

During the fiscal years ended September 30, 2003 and 2002, the Company purchased its parachutes from a certain key vendor. The Company manufactures its own ballistic devices, but the propellant for the ballistic devices is purchased from a single source.  The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company’s needs.

Related Parties

The Company contracts with an officer/shareholder of the Company to coordinate its advertising.  Total advertising expenses were $88,838 and $81,839 for fiscal year 2003 and 2002, respectively, with $39,259 and $39,460, respectively of these total being paid to this individual.  The advertising rates charged are at or below current market rates.  There were no outstanding balances due to this related party as of September 30, 2003 or 2002.

The Company paid consulting fees to a member of the board of directors for services provided in the amount of $4,635 in fiscal year 2003.

Profit Sharing Plan

The Company adopted a pre-tax salary reduction plan, under the provisions of Section 401(k) of the Internal Revenue Code, in fiscal year 2000, which covers its full-time employees over age 21.  The Company will match 25% of the first 4% contributed by the employee.  Company contributions made at the discretion of management and the board of directors for the years ended September 30, 2003 and 2002, respectively, were $53,512 and $46,312.

Product Warranties

The Company offers its customers up to a one-year warranty on its products.  The warranty covers only manufacturing defects, which will be replaced or repaired by the Company at no charge to the customer.  To date, the Company has not made any material claims against its products.  The Company has not recorded an accrual for possible warranty claims and believes that the product warranties as offered will not have a material effect on the Company’s financial position, results of operations or cash flows.

Backlog of Orders

As of September 30, 2003 and 2002, the Company had a backlog of orders totaling approximately $1,867,000 and $4,434,000, respectively. The backlogs included over $1.6 million and $3.8 million of orders for the Cirrus Design aircraft, respectively.  The 2003 backlog is expected to be filled within 12 months.  The reduction in backlog for Cirrus Design is a result of Cirrus Design’s efforts to reduce lead times and increase production volumes to better serve its customers.  Cirrus Design is currently producing aircraft at levels, which has made it the second largest producer of single engine piston aircraft in the world behind Cessna Aircraft Company.  Due to the backlog period involved, however, it is possible that there could be cancellations of a portion of the currently backlogged orders.  The Company expects to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders.  The Company cautions investors who may utilize published bookings and backlog information as tools to forecast the Company’s revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

7.               Line-of Credit Borrowings

The Company has a $250,000 line-of-credit for use in operations.  In October 2003, the Company negotiated an increase in the line-of-credit to $500,000.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The current line-of-credit expires March 6, 2004.  The line calls for a variable interest rate of 4.5% at September 30, 2003.  At September 30, 2003 and 2002 there were no outstanding balances under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

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

FIN No. 46

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004.  Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  The Company does not expect the adoption of FIN 46 to have a material impact on its financial position, results of operations or cash flows.

9.               Income Taxes

During the current fiscal year, the Company absorbed all of their net operating loss carryforwards. The provision for (benefit from) income taxes consisted of the following components for the years ended September 30:

Current:	2003	2002
Federal	$—	$—
State	55,000	65,000
Deferred	305,000	132,000
	$360,000	$197,000

Components of net deferred income taxes are as follows at September 30:

Deferred income tax assets:	2003	2002
Net operating loss carryforwards	$—	$294,000
Amortization	12,000	9,000
Allowance for doubtful accounts	4,000	4,400
Vacation accruals	28,000	15,700
Asset valuation reserves	51,000	54,750
Other accruals	—	16,700
Inventory Section 263 adjustment	40,000	28,950
	135,000	423,500
Deferred income tax liabilities - depreciation	(21,000)	(4,500)
Net deferred income tax assets	$114,000	$419,000

Reconciliation between the statutory rate and the effective tax rate for the years ended September 30, is follows:

	2003	2002
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	6.4	6.4
Change in valuation allowance and expiration of capital loss carryforward	—	(15.8)
Other	(0.8)	—
Effective tax rate	39.6%	24.6%

10.         Common Stock

Stock Options

The Company has issued options to various directors, officers, employees and others on a discretionary basis.  Transactions during 2003 and 2002, for these issuances were as follows:

	Number Of Shares	Option Price Range per Share

Balance at September 30, 2001	496,250	$0.3125 to $1.25

Granted	80,000	$1.38
Converted to stock under cashless transaction	(137,497)	$0.25 to $0.3125
Forfeited	(6,667)	$0.4375
Expired	(15,000)	$0.4375 to $1.25

Balance at September 30, 2002	417,086	$0.25 to $1.38

Granted	80,000	$1.05
Converted to stock under cashless transaction	(70,836)	$0.3125 to $0.75

Balance at September 30, 2003	426,250	$0.25 to $1.38

Weighted-average fair value of options granted during fiscal year 2003	$0.227

Weighted-average fair value of options granted during fiscal year 2002	$0.562

At September 30, 2003:

Options vested and exercisable	426,250
Shares available for options	-0-

The following tables summarize information about stock options outstanding as of September 30, 2003:

Options Outstanding

Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

$0.25	50,000	2.08	$0.25
$0.436 to $0.56	86,250	1.77	$0.47
$0.6875	10,000	4.46	$0.69
$0.91 to $1.25	200,000	2.96	$1.07
$1.38	80,000	3.46	$1.38

$0.25 to $1.38	426,250	2.50	$0.87

Stock Warrants

In connection with the Purchase and Supply Agreement with Cirrus Design Corporation, Cirrus has been issued four warrants to acquire an aggregate of up to 1.4 million shares of restricted Company stock.  In order to execute the warrants, Cirrus must meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over a five-year period. (See Note 4).

Cirrus met their minimum purchase commitment for the first warrant period, but such warrant for 250,000 shares expired unexercised on February 28, 2003.  Cirrus has meet their minimum purchase commitment for warrants number two and three, but the Company has not been informed of Cirrus’ intentions regarding the exercise or expiration of said warrants.  Warrants number two and three will expire February 28, 2004 if they are not exercised.

11.         Commitments and Contingencies

Leases

The Company leases its production facility on an airport in South St. Paul, Minnesota. Total rental expense for operating leases during 2003 and 2002 was $39,706 and $38,854, respectively.  The Company bought out the remaining portion of its five-year sublease with its landlord in September 2002.  This buyout resulted in short-term prepaid lease expense of $24,851 and $27,258 at September 30, 2003 and 2002, respectively, and long-term prepaid lease expense of $77,972 and $103,211, respectively, as reflected in the accompanying financial statements.  This buyout allowed the Company to become a direct lessee with the City of South St. Paul.

Future minimum lease payments required on non-cancelable operating leases at September 30, 2003 are as follows:

2004	$49,465
2005	21,516
2006	18,975
2007	18,975
2008	6,407

$115,338

Legal Proceedings

In August 2003, the Company was served in two related actions, Kathleen F. Fischer, Individually and as personal representative of the Estate of Joseph C. Fischer v. Cirrus Design Corp., Ballistic Recovery Systems, Inc., and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0782 (HGM/DEP), and Susan Sedgwick, Individually, on her own behalf as surviving spouse of Thomas P. Sedgwick, as Executrix of the Estate of Thomas P. Sedgwick, deceased, and on behalf of all interested beneficiaries, including Jamie Lynn Sedgwick and Jacqueline Ann Sedgwick v. Cirrus Design Corp., Ballistic Recovery Systems, Inc. and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0592 (HGM/DEP).

These actions arise from the crash of a Cirrus Design Corp. SR22 airplane in April 2002 near Parish, New York.  Plaintiffs have brought claims for strict products liability, negligence and breach of warranty against Cirrus, the airplane’s manufacturer, the Company, which manufactures the CAPS (Cirrus Airframe Parachute System), a parachute system which is a required component of the plane, and Wings Aloft, Inc., which provided training on the SR22 to the decedents.

In preliminary reports submitted to the court, the plaintiff in Fischer has estimated the damages to be sought at trial as sixty million dollars, and the plaintiff in Sedgwick has submitted an estimate of seven million five hundred thousand dollars.

The matters have been consolidated for purposes of discovery, which is beginning in November 2003 and is scheduled to be completed by September 30, 2004, with the trials to commence after January 2005.

At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company will vigorously defend these matters.

12.         Supplemental Cash Flow Information

	2003	2002
Cash paid for:
Interest	$14,905	$16,855
Income taxes	121,463	34,631

Summary of non-cash activity:

•                  Common stock was issued in lieu of director’s fees of $0 and $7,250, for 2003 and 2002, respectively.

•                  Options to acquire 10,000 shares, 60,836 shares and 134,497 shares of the Company’s common stock were converted into 7,024 shares, 29,168 shares and 86,285 shares of the Company’s common stock in cashless transactions on March 15, 2003, June 4, 2003 and January 10, 2002, respectively.

13.         Subsequent Events

At a meeting on November 24, 2003, the Company’s Board of Directors declared a dividend of $0.06 per share for all holders of record as of the close of business on December 15, 2003 and payable January 5, 2004.

On December 9, 2003, OMF GmbH, the parent company of OMF, declared bankruptcy in Germany.  OMF has announced its plan to restructure and is currently seeking new investment partners to provide financing required to develop and manufacture its two seat and four seat single engine airplane.  Assuming OMF obtains adequate financing and upon negotiation and execution of formal documentation between OMF and the Company, the Company’s parachute system would, following certification, be an optional feature on OMF’s currently certified 2-place aircraft and would be installed as standard equipment on OMF’s 4-place aircraft.  The Company will pursue the Supplemental Type Certificate or STC on the 2-place aircraft.  No assurance can be given that OMF will find adequate financing and that it will emerge from bankruptcy of its parent company.  If financed, no assurance can be given that the Company and OMF will enter into definitive documentation or what sales, if any, would result from such agreement.

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

Item 8A.  Controls and Procedures

The Company has carried out an evaluation, with the participation of its chief executive/chief financial officer, of the effectiveness, as of the end of the most recent fiscal year, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), and the Company’s internal control over financial reporting (as defined in Rules 13a - 15(f) and 13a-15(f) of the Securities Exchange Act of 1934).  Based upon that evaluation, the chief executive/chief financial officer concluded that the Company’s disclosure controls and procedures are effective in alerting him, on a timely basis, to material information required to be disclosed in the Company’s periodic reports to the Securities and Exchange Commission and that there has been no significant change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s disclosure controls and procedures or its internal control over financial reporting that occurred over the most recently ended fiscal year that has had a material affect, or is reasonably likely to materially affect, the Company’s disclosure controls and procedures or its internal control over financial reporting.

PART III

Item 9.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the Proxy Statement.

Item 10. Executive Compensation

The information required by this item is incorporated by reference from the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed or expected to be billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for fiscal year 2003 and 2002 and reviews of the financial statements included in the Company’s Form 10KSB for fiscal year 2003 and 2002 were $22,200 and $14,978, respectively.

Audit-Related Fees

For fiscal 2003 and 2002, the Company’s auditors did not bill any fees for assurances and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning were $2,200 and $2,144 for fiscal year 2003 and 2002, respectively.

All Other Fees

For fiscal 2003 and 2002 the Company’s auditors did not bill any fees for any other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting.

Audit Committee

The audit committee meets prior to filing of any Form 10QSB or 10KSB to approve those filings.  In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work.  Approximately 95% of all fees paid to our independent auditors are pre-approved by the audit committee.

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

Signature	Title	Date

/s/ Darrel D. Brandt	Director	December 23, 2003
Darrel D. Brandt

/s/ Boris Popov	Director	December 23, 2003
Boris Popov

/s/ Robert L. Nelson	Director and Chairman	December 23, 2003
Robert L. Nelson

/s/ Thomas H. Adams	Director	December 23, 2003
Thomas H. Adams

/s/ Mark B. Thomas	Director	December 23, 2003
Mark B. Thomas