Form 10QSB
period 2003-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2004-02-13
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended December 31, 2003

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

Yes        ☒                                        No        ☐

Number of shares outstanding as of February 7, 2004:  6,245,929

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information — Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$292,619	$862,495
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	489,415	326,321
Inventories, net	1,072,054	1,118,190
Deferred tax asset - current portion	114,000	114,000
Prepaid expenses	63,682	60,695
Total current assets	2,031,770	2,481,701

Furniture, fixtures and leasehold improvements	520,357	467,578
Less accumulated depreciation	(224,982)	(207,038)
Furniture, fixtures and leasehold improvements - net	295,375	260,540

Other assets:
Patents net of accumulated amortization of $9,538 and $9,367, respectively	2,126	2,297
Long-term prepaid expenses	71,711	77,972
Covenant not to compete net of accumulated amortization of $309,874 and $300,388, respectively	69,564	79,050
Total other assets	143,401	159,319

Total assets	$2,470,546	$2,901,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$143,702	$122,714
Customer deposits	45,194	116,827
Accrued payroll	86,413	103,229
Other accrued liabilities	128,425	198,415
Current portion of covenant not to compete	41,687	40,561
Current liabilities	445,421	581,746

Long-term covenant not to compete, less current portion	38,400	49,254

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,245,929 and 6,245,929 shares, respectively, issued and outstanding	62,459	62,459
Additional paid-in capital	2,819,635	2,784,635
Accumulated deficit	(895,369)	(576,534)
Total shareholders’ equity	1,986,725	2,270,560

Total liabilities and shareholders’ equity	$2,470,546	$2,901,560

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2003 and December 31, 2002

(UNAUDITED)

	2003	2002
Sales	$1,489,965	$1,519,229
Cost of sales	960,826	951,811

Gross profit	529,139	567,418

Selling, general and administrative	351,947	278,446
Research and development	48,528	125,559

Income from operations	128,664	163,413

Other income (expense):
Interest expense	(2,381)	(3,300)
Intangible amortization	(9,486)	(12,056)
Other income (expense)	1,323	—

Pre-tax income	118,119	148,057

Income tax expense	61,641	69,411

Net income	$56,478	$78,646

Basic earnings per share	$0.01	$0.01

Weighted average number of shares Outstanding – Basic	6,245,929	6,209,736

Diluted earnings per share	$0.01	$0.01

Weighted average number of shares Outstanding – Diluted	6,407,680	6,340,857

Dividends per common share	$0.06	$0.00

See notes to financial statements.

BALLISITIC RECOVERY SYSTEMS, INC

STATEMENT OF CASH FLOW

For the Three Months Ended December 31, 2003 and December 31, 2002

(UNAUDITED)

	2003	2002
Cash flows from operating activity:

Net income	$56,478	$78,646
Adjustments to reconcile net income to net cash from operating activity:
Depreciation and amortization	18,115	19,221
Amortization of covenant not to compete	9,486	9,486
Expense From Stock Based Transaction	35,000	—
Inventory valuation reserve	6,000	6,000
(Increase) decrease in:
Accounts receivable	(163,094)	(58,128)
Inventories	40,136	(100,535)
Prepaid expenses	3,274	5,373
Increase (decrease) in:
Accounts payable	20,988	75,049
Customer deposits	(71,633)	(50,167)
Accrued expenses	(86,806)	(104,817)

Net cash from operating activities	(132,056)	(119,872)

Cash flows from investing activities:
Capital expenditures	(52,779)	(26,202)

Net cash from investing activities	(52,779)	(26,202)

Cash flows from financing activities:
Principal payments on covenant not to compete	(9,728)	(12,846)
Dividend payment	(375,313)	—

Net cash from financing activities	(385,041)	(12,846)

Decrease in cash and cash equivalents	(569,876)	(158,920)
Cash and cash equivalents - beginning of year	862,495	997,629

Cash and cash equivalents - end of period	$292,619	$838,709

See notes to financial statements

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003 and 2002

(UNAUDITED)

A.                                   Summary of Significant Accounting Policies:

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.  These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2003, previously filed with the Securities and Exchange Commission.

In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  Preparation of the Company’s financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from those estimates.  The financial statements are presented on the accrual basis.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities, revenues and expenses.

Cash Concentrations

Bank balances exceeded federally insured levels during the first quarters of fiscal year 2004 and 2003, and exceeded federally insured levels as of December 31, 2003.

Accounts Receivable, credit risk and allowance for doubtful accounts

The Company sells its products to domestic and foreign customers.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both December 31, 2003 and September 30, 2003.The Company’s research and development projects are billed to its customers on an uncollateralized credit basis.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 78% and 74% of the Company’s total sales for the first quarter of fiscal years 2004 and 2003, respectively.  This customer also accounted for 45% (or $221,212) and 44% (or $142,000) of accounts receivable at December 31, 2003 and September 30, 2003, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, alternative dealers or distributors can be established.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market.  The estimated loss that management believes is probable is included in the inventory valuation allowance of $131,000 and $125,000 at December 31, 2003 and September 30, 2003, respectively.  Due to uncertainties, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

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

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair market value at the date of grant. Options and warrants issued to employees and non-employees are recorded at fair market value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.

Had compensation cost been recognized based on the fair market values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted earnings per common share would have been changed to the following pro forma amounts:

	Quarter ended December 31,
	2003	2002

Net income:
As reported	$56,478	$78,646
Pro forma	$56,478	$70,596

Basic earnings per common share:
As reported	$0.01	$0.01
Pro forma	$0.01	$0.01

Diluted earnings per common share:
As reported	$0.01	$0.01
Pro forma	$0.01	$0.01

Stock based compensation:

As reported	$—	$—
Pro forma	$—	$8,050

No options were granted or vested during the first quarter of fiscal year 2004.  In determining the compensation cost of options vesting during the first quarter of fiscal year 2003, as specified by

SFAS No. 123, the fair value of each option grant has been estimated on the date of vesting using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Quarter ended December 31,
	2003	2002

Risk-free interest rate	N/A	5.75%
Expected life of options granted	N/A	5	years
Expected volatility	N/A	129.13%
Expected dividend yield	N/A	0.00%

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 161,751, and 131,121 shares of dilutive securities for fiscal year 2004 and 2003, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the quarters ended December 31, 2003 and 2002, respectively:

	Quarter ended December 31,
	2003	2002

Net income	$56,478	$78,646

Weighted average shares outstanding	6,245,929	6,209,736

Earnings per common share — basic	$0.01	$0.01

Earnings per common share — diluted:

Net income	$56,478	$78,646

Weighted average shares outstanding	6,245,929	6,209,736

Common stock equivalents	161,751	131,121

Weighted average shares and potential diluted shares outstanding	6,407,680	6,340,680

Earnings per common share — Diluted	$0.01	$0.01

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants, using the average market price.

Options and warrants to purchase 390,000 and 140,000 shares of common stock with a weighted average exercise price of $1.28 and $1.32 were outstanding at December 31, 2003 and 2002, respectively, but were excluded from the computation of common share equivalents for the quarters ended December 31, 2003 and 2002 because their exercise prices were greater than the average market price of the common shares.

B.                                     New Product Development, Research and Development Funding and Income Recognition

The Company began delivering products to Cirrus Design Corporation (Cirrus) in 1999 following the certification of the Cirrus SR20 aircraft.  The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company’s parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus Design under an agreement that began in 1994 and culminated with FAA certification of the SR20 in late 1998. Under terms of the Cirrus agreement, the Company has retained the developed technology for the parachute systems in general and Cirrus has retained the developed technology that is specific to their individual aircraft.  The Company shared in the costs to develop and certify the parachute system for Cirrus for this aircraft.  The SR22 received FAA certification in November 2000 and has the Company’s product installed as standard equipment as well.  The SR22 is heavier and faster than the predecessor SR20.  The Company also shared in the costs to develop the parachute system for the SR22.

On November 2, 2000, the Company entered into an agreement with Charles F. Parsons (d.b.a. Millennium Aerospace) to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity investment at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  On July 11, 2002, The Company received the supplemental type certificate from the FAA, which allows the product to be installed on certified Cessna 172 series aircraft.  Since certified, 11 Cessna 172 systems have been installed in aircraft with two more systems with deposits pending delivery.

The Company is currently developing a parachute recovery system for the Cessna 182 model of aircraft, which will be called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  Testing is underway and the Company anticipates completing all FAA certification testing by April 2004.  Following testing, the Company will apply to the FAA for the supplemental type certificate which will allow the Company to sell the BRS-182 systems to customers.  The Company is currently analyzing its strategies for marketing and distribution for this product.  If the Company is successful in completing testing of the BRS-182 and receives the supplemental type certificate from the FAA, no assurances can be made as the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

On September 16, 2002, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a follow on to a Phase I feasibility study, is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II contract award was for $598,694 and covers a 24-month period.  During the current quarter of fiscal year 2004, the Company recorded an offset to research and development expenditures in the amount of $79,175 and recorded a corresponding receivable.  NASA and the U.S. Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

On December 9, 2003, OMF GmbH, the parent company of OMF, an airplane manufacturer based in Germany with operations in Canada, declared bankruptcy in Germany.  OMF has announced its plan to restructure and is currently seeking new investment partners to provide financing required to develop and manufacture its two seat and four seat single engine airplane.  Assuming OMF obtains adequate financing and upon negotiation and execution of formal documentation between OMF and the Company, the Company’s parachute system would, following certification, be an optional feature on OMF’s currently certified 2-place aircraft and would be installed as standard equipment on OMF’s 4-place aircraft.  The Company will pursue the Supplemental Type Certificate or STC on the 2-place aircraft.  No assurance can be given that OMF will find adequate financing and that it will emerge from bankruptcy of its parent company.  If financed, no assurance can be given that the Company and OMF will enter into definitive documentation or what sales, if any, would result from such agreement.

C.                                     Purchase and Supply Agreement

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus Design Corporation (Cirrus), the manufacturer of the SR20 and SR22 aircraft that utilize the Company’s parachute system as standard equipment.  Under the Agreement, Cirrus was issued four warrants to acquire an aggregate of up to 1.4 million shares of unregistered Company common stock.  In order to execute the warrants, Cirrus must meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over the subsequent five years. Cirrus met their minimum purchase commitment for the first warrant period, but such warrant for 250,000 shares expired unexercised on February 28, 2003.  The purchase levels for the remaining three warrants that must be achieved along with the corresponding number of shares under each warrant and warrant strike price are as follows:

Warr #	Exercise Period	Common Shares	Exercise Price per Warrant Share	Purchase Commitment
2	01-2003 to 02-2004	250,000	$1.00	400 units in calendar 2003
3	01-2003 to 02-2004	250,000	$1.25	400 units in calendar 2003
4	01-2004 to 02-2005	650,000	$1.25	500 units in calendar 2004

If the minimum purchase levels are met, then Cirrus has the right to exercise the warrant during the exercise period for the stated exercise price.  In the event that Cirrus does not meet the minimum purchase levels, Cirrus will forfeit the right to exercise the corresponding warrant.  Cirrus has met their minimum purchase commitment for warrants number two and three, but has not yet exercised said warrants.

Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will record a reduction in sales related to the warrants earned by Cirrus for fiscal year 2004 and 2003.  Based on EITF 96-18, the warrants are not considered earned until the products are sold.  For the first quarter of fiscal year 2004, the Company recorded a reduction in sales of $35,000.

If Cirrus fulfills their purchase commitments and exercises their warrants in full, the impact on equity may be as follows (assumes equity contributions based on the exercise of all warrants near the end of the exercise period):

Fiscal Year	Equity Contribution
2004	$562,500
2005	812,500
Total	$1,375,000

D.                                    Covenant Not to Compete

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

Future payments under this agreement are as follows:

Fiscal Year	Future Dollars	Present Dollars
2004	$36,327	$30,833
2005	48,436	45,255
2006	4,036	3,999
	$88,799	$80,087

E.                                      Other Financial Information

Inventories

The components of inventory, net of allowance of $131,000 and $125,000, respectively, consist of the following:

	12/31/03	09/30/03
Raw materials	$785,019	$811,538
Work in process	248,236	93,701
Finished goods	38,799	212,951
Total inventories	$1,072,054	$1,118,190

Fixed Assets

Fixed Assets consist of the following categories as of December 31, 2003 and September 30, 2003:

	12/31/03	09/30/03

Office Furniture and Equipment	$181,782	$172,454
Manufacturing Equipment	244,792	201,251
Airplane	93,783	93,783
Total fixed Assets	$520,357	$467,578

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at December 31, 2003 and September 30, 2003

	12/31/2003	09/30/2003
Bonus and Profit Sharing Plan Accrual	$37,302	$139,875
Income Tax Accrual	61,641	39,071
Other Miscellaneous Accruals	29,482	19,469
	$128,425	$198,415

Product Warranties

The Company offers its customers up to a one-year warranty on its products.  The warranty covers only manufacturing defects, which will be replaced or repaired by the Company at no charge to the customer.  To date, the Company has not had any material claims against its products.  The Company has not recorded an accrual for possible warranty claims and believes that the product warranties as offered will not have a material effect on the Company’s financial position, results of operations or cash flows.

F.                                      Line of Credit Borrowings

The Company has a $500,00 line-of-credit for use in operations.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The current line-of-credit expires March 6, 2004.  The line calls for a variable interest rate of 4.5% at December 31, 2003.  At December 31, 2003 and September 30, 2003 there were no outstanding balances under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

G.                                     Stock Warrants

In connection with the Purchase and Supply Agreement with Cirrus Design Corporation, Cirrus has been issued four warrants to acquire an aggregate of up to 1.4 million shares of unregistered Company common stock.  In order to execute the warrants, Cirrus must meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over a five-year period (See Note C).

Cirrus met their minimum purchase commitment for the first warrant period, but such warrant for 250,000 common shares expired unexercised on February 28, 2003.  Cirrus has met their minimum purchase commitment for warrants number two and three, but has not yet exercised said warrants.  Warrants number two and three aggregating 500,000 common shares will expire February 28, 2004 if they are not exercised.

H.                                    Commitments and Contingencies

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

I.                                         Dividend Declaration

At a meeting on November 24, 2003, the Company’s Board of Directors declared a dividend of $0.06 per share for all holders of record as of the close of business on December 15, 2003 and payable January 5, 2004.  The Company paid the dividend to the Company’s stock transfer agent and to Depository Trust Company, the street name holding company, before December 31, 2003.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Operations:

Sales

Sales for the first quarter of fiscal year 2004 were $1,489,965 compared to $1,519,229 for the prior fiscal year 2003 first quarter.  Although sales growth appears relatively flat, sales for the first quarter of the prior fiscal year reflected a 94% increase from the first quarter of fiscal year 2002 ($785,244).  Revenues derived from the Company’s general aviation products, which are almost exclusively for Cirrus Design, accounted for approximately 78% of revenues for the first quarter of the current fiscal year 2003 compared to 74% for the first quarter of the prior fiscal year.  The Company recorded a reduction in sales of $35,000 for the first quarter of fiscal year 2004, which was attributed to an adjustment for stock based compensation relating to the Cirrus Design stock purchase warrants.  These warrants were granted as part of the purchase and supply agreement between the Company and Cirrus Design.

Sales to Cirrus Design accounted for 78% of Company revenues in the current quarter, compared to 74% for the prior fiscal quarter.  The Company understands that Cirrus Design is expected to exceed fiscal year 2003 manufacturing volumes for its aircraft throughout the current fiscal year for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2004 in its general aviation revenues.  However, with respect to Cirrus Design, volume projections and timing of those volumes is uncertain at this time.  Cirrus Design has reduced their backlog in the current fiscal year compared to the prior fiscal year by increasing production volumes in an effort to better serve its customers with shortened lead-times.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.

The Company’s general aviation product is standard equipment on the Cirrus Design SR20 and SR22 model aircraft.   The Company delivered 122 and 105 units to Cirrus Design for the first quarter of fiscal year 2004 and 2003, respectively.  The Company understands that Cirrus Design has a backlog of firm orders for aircraft, all of which are required to include the Company’s parachute systems.  The Company believes that Cirrus Design expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  Future production volumes for the Cirrus Design aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus Design’s products.  Accordingly, the Company is, and will likely be, dependent on Cirrus Design for a material portion of its revenues for fiscal year 2004.  Any negative impact on Cirrus Design’s sales would negatively impact the Company’s revenues.

The Company is currently developing a parachute recovery system for the Cessna 182 model of aircraft, which will be called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus Design aircraft models and the Cessna 172.  Testing is underway and the Company anticipates completing all FAA certification testing by April 2004.  Following testing, the Company will apply to the FAA for the supplemental type certificate which will allow the Company to sell the BRS-182 systems to customers.  The Company is currently analyzing its strategies for marketing and distribution for this product.  If the Company is successful in completing testing of the BRS-182 and receives the supplemental type certificate from the FAA, no assurances can be made as the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

The Company has begun production and deliveries of products for the BRS-172 product for the Cessna 172 model aircraft.  Since certified in July 2002, eleven systems have been installed in aircraft.  The BRS-172 is being marketed and distributed under an exclusive marketing arrangement with Aerospace Marketing in conjunction with factory support.  Although certified, there can be no assurances that the system will sell in volumes that will have a material impact on the Company.

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

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, decreased during first quarter of the current fiscal year 2004 compared to the prior fiscal year and accounted for 20% of the Company’s revenues for the first quarter of the current fiscal year 2004 versus 24% of the Company’s revenues for the prior fiscal year quarter of 2003.  The recreational aircraft products business continues to be impacted by several factors including general economic conditions, which have dramatically affected the United States recreational aircraft business.  Although the recreational aircraft industry showed signs of recovery in 2003, the long-term implications of the economic downturn on the sport aviation industry are still unknown.  In addition, there are new federal proposed regulations that management believes will, if enacted as proposed, positively affect future recreational aircraft designs and sales of the Company’s products.  The new regulations are expected to increase sales of a new category of aircraft called Light Sport Aircraft or LSA, which management believes will in turn increase demand for the Company’s recreational aircraft products.  No assurances can be given if these new regulations will be enacted.

The international markets for the Company’s recreational aircraft products have been adversely affected by a number of factors including weakening global economic conditions and fluctuating currencies that affect the cost of the Company’s exports, increased competition in Europe, and increasing U.S. government regulations that make it more challenging to transport the Company’s product abroad.  The Company has expanded its efforts to improve international business for its sport aviation products, but there can be no assurances that these efforts will produce increased sales for the Company.

The Company anticipates being able to expand its general aviation and recreational product lines to include other certified and non-certified aircraft as the Company’s recovery systems gain further market acceptance.  The Company is in ongoing discussions with other domestic and foreign companies that have expressed interest in utilizing certain of the Company’s products.  These companies produce both certified and non-certified aircraft.  No assurance can be made as to the future benefits, if any, that the Company will derive from these discussions.

Gross Profit

Gross profit as a percentage of revenues was 36% and 37% for the first quarters of fiscal year 2004 and 2003, respectively.  Despite increases in raw materials and labor costs, the consistent gross profit is the result of leveraging the Company’s operations personnel and manufacturing overhead over a larger revenue base.  The Company’s gross profit percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations may continue to impact gross profit percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 24% for first quarter of fiscal year 2004 as compared to 18% for the first quarter of fiscal year 2003.  These costs have gone up as a result of increased corporate office staff, pay rate adjustments, business development expenses and legal fees.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.  Furthermore, the Company does not have products liability insurance and must fund the expenses of its current products liability litigation.

Research and Development, net

Third party funding has offset a portion of the Company’s research and development costs for the current fiscal year quarter.  Third party offsets to the research and development costs were $79,175 for the first quarter of the current fiscal year 2004.  There were no offsets for the first quarter of the prior fiscal year 2003.  These offsets reduced the costs reflected in the financial statements.  Gross research and development costs were 8% of sales for both fiscal year 2004 and 2003, and 3% and 8% of sales on a net basis for fiscal year 2004 and 2003, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.

On September 16, 2002, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program. The contract, which is a follow on to a Phase I feasibility study, is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II contract award was for $598,694 and covers a 24-month period.  The Phase II grant will allow the Company to continue its research and development that it began during the Phase I award.  Further offsets to research and development expenses will be made during fiscal year 2004 as a result of funding to be received from this award.  No assurances can be made that if the Phase II is successful, that it will result in future products and revenues for the Company.

Net Income and Earnings per Share

Pre-tax income as a percentage of revenues was 8% and 10% for the first quarters of fiscal year 2004 and 2003, respectively.  On a fully diluted basis, after-tax net income of $56,478 for the first quarter of fiscal year 2004 was 4% of sales or $0.01 per share, as compared to net income of $78,646, which was 5% of sales or $0.01 per share for the prior fiscal year.

Liquidity and Capital Resources:

Management intends to continue to fund its operations out of its current sales with the exception of its contract research and development projects.  The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  As of December 31, 2003, the Company had cash of $292,619, which was lower than the previous quarter’s balance of $862,495 primarily because of the payment of the $0.06 per share dividend.  The Company has a line-of-credit for $500,000, which was increased in October 2003 from its previous level of $250,000.  The Company has not drawn on that line during the current fiscal year as a result of positive cash flow from operations.  There is no balance currently outstanding under the line-of-credit.  Management believes that cash from current business operations, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period and management will maintain and adjust expenses as necessary to improve profitability.

The Company anticipates a need to make continuing capital improvements to its current production facility as well as expenditures to increase inventory levels during the fiscal year and beyond as a result of the production of general aviation recovery systems and further market penetration.  In addition the Company anticipated further expenditures for research and development projects.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.  Furthermore, the Company does not presently have products liability insurance and must fund the expenses of its pending lawsuits out of operations.  While the Company is confident that it will prevail in such litigation, the Company would have to fund any settlement or adverse judgment out of operations, which could have a material adverse impact on the Company and its operations.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, current product liability litigation, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 172 system,  the Cessna 150/152 system, the Cessna 182 system, the Company’s proposed agreement with OMF and OMF’s restructuring, success of contracts for NASA SBIR research projects, the timing and impact of proposed regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, existing and additional product liability claims, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Critical Accounting Policies and Estimates:

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to allowance for doubtful accounts, inventory valuation allowance and contingencies.  Management has estimated an inventory valuation allowance of $131,000.  Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

Item 3.           Controls and Procedures

The Company has carried out an evaluation, with the participation of its chief executive/chief financial officer, of the effectiveness, as of the end of the most recent fiscal quarter, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), and the Company’s internal control over financial reporting (as defined in Rules 13a —15(f) and 13a-15(f) of the Securities Exchange Act of 1934).  Based upon that evaluation, the chief executive/chief financial officer concluded that the Company’s disclosure controls and procedures are effective in alerting him, on a timely basis, to material information required to be disclosed in the Company’s periodic reports to the Securities and Exchange Commission and that there has been no significant change in the Company’s internal control over financial reporting that occurred over the most recently ended fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit No.	Description

10.1	Employment Agreement effective January 1, 2004 between the Company and Mark B. Thomas, President and Chief Executive Officer.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

(b)                                 The Company did not file any reports on Form 8-K for the three months ended December 31, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer

Date: February 7, 2004