Form 10QSB
period 2004-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2004-05-13
CIK 801907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended March 31, 2004

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

Yes   ☒   No   ☐

Number of shares outstanding as of April 28, 2004:    6,784,284

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$918,989	$862,495
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	589,723	326,321
Inventories, net	1,154,243	1,118,190
Deferred tax asset – current portion	114,000	114,000
Prepaid expenses	65,612	60,695
Total current assets	2,842,567	2,481,701

Furniture, fixtures and leasehold improvements	538,660	467,578
Less accumulated depreciation	(244,079)	(207,038)
Furniture, fixtures and leasehold improvements – net	294,581	260,540

Other assets:
Patents net of accumulated amortization of $9,710 and $9,367, respectively	1,954	2,297
Long-term prepaid expenses	65,546	77,972
Covenant not to compete net of accumulated amortization of $319,360 and $300,388, respectively	60,078	79,050
Total other assets	127,578	159,319

Total assets	$3,264,726	$2,901,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$143,921	$122,714
Customer deposits	82,419	116,827
Accrued payroll	112,483	103,229
Other accrued liabilities	614,481	198,415
Current portion of covenant not to compete	42,844	40,561
Current liabilities	996,148	581,746

Long-term bank note and/or covenant , less current portions	27,246	49,254

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,784,284 and 6,245,929 shares, respectively, issued and outstanding	67,843	62,459
Additional paid-in capital	3,417,376	2,784,635
Accumulated deficit	(1,243,887)	(576,534)
Total shareholders’ equity	2,241,332	2,270,560

Total liabilities and shareholders’ equity	$3,264,726	$2,901,560

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months and Six months ended March 31, 2004 and 2003

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Sales	$1,483,478	$1,763,912	$2,973,443	$3,283,141
Cost of sales	921,004	1,094,071	1,881,830	2,045,882

Gross profit	562,474	669,841	1,091,613	1,237,259

Selling, general and administrative	367,601	254,903	719,548	533,349
Research and development	45,350	95,699	93,878	221,258

Income from operations	149,523	319,239	278,187	482,652

Other income (expense):
Interest expense	(2,111)	(3,300)	(4,493)	(6,600)
Intangible amortization	(9,486)	(12,055)	(18,972)	(24,111)
Other income (expense)	(406)	(1,738)	917	(1,738)

Pre-tax net income	137,520	302,146	255,639	450,203

Income tax expense	41,892	122,369	103,533	191,780

Net income	$95,628	$179,777	$152,106	$258,423

Basic earnings per share	$0.02	$0.03	$0.02	$0.04

Weighted average number of shares outstanding	6,334,466	6,209,736	6,334,466	6,209,736

Diluted earnings per share	$0.01	$0.03	$0.02	$0.04

Weighted average number of shares outstanding	6,606,342	6,293,826	6,606,342	6,293,826

Dividends per share	$0.0655	$0.05	$0.1255	$0.05

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENT OF CASH FLOW

For the Six Months Ended March 31, 2004 and 2003

(UNAUDITED)

	2004	2003
Cash flows from operating activity:
Net income	$152,106	$258,423
Adjustments to reconcile net income to net cash from operating activity:
Depreciation and amortization	37,384	38,440
Amortization of covenant not to compete	18,972	18,972
Expense from stock based transaction	70,000	—
Inventory valuation reserve	—	12,000
(Increase) decrease in:
Accounts receivable	(263,402)	(49,653)
Inventories	(36,053)	(73,526)
Prepaid expenses	7,509	8,986
Increase (decrease) in:
Accounts payable	21,207	105,737
Customer deposits	(34,408)	(61,437)
Accrued expenses	(19,052)	(108,132)

Net cash from operating activities	(45,737)	149,810

Cash flows from investing activities:
Capital expenditures	(71,082)	(75,302)

Net cash from investing activities	(71,082)	(75,302)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	562,500	—
Proceeds from exercise of common stock options	5,625	—
Principal payments on covenant not to compete	(19,725)	(21,655)
Dividend payment	(375,087)	(308,916)

Net cash from financing activities	173,313	(330,571)

Increase (decrease) in cash and cash equivalents	56,494	(256,063)
Cash and cash equivalents - beginning of year	862,495	997,629

Cash and cash equivalents - end of period	$918,989	$741,566

Summary of non-cash activity:
Dividends declared, not paid	444,371	—

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2004 and 2003

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

Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.  These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2003, previously filed with the Securities and Exchange Commission.

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

Cash Concentrations

Bank balances exceeded federally insured levels during the first and second quarters of fiscal year 2004 and 2003, and exceeded federally insured levels as of March 31, 2004.

Accounts Receivable, credit risk and allowance for doubtful accounts

The Company sells its products to domestic and foreign companies.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both March 31, 2004 and September 30, 2003.  The Company’s research and development projects are billed to its customers on an uncollateralized credit basis.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 76.1% and 77.1% of the Company’s total sales for the second quarter and year to date periods ended March 31, of fiscal year 2004, as compared to 78.2% and 76.7% for the same prior year periods.  This customer also accounted for 32% or ($195,042) and 45% (or $221,212) of accounts receivable at March 31, 2004 and September 30, 2003, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, alternative dealers or distributors can be established.

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market.  The estimated loss that management believes is probable is included in the inventory valuation allowance of $125,000, at both March 31, 2004 and September 30, 2003.  Due to uncertainties, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

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

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to employees and non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.  The Company has adopted the disclosure only provision of SFAS No. 148.

Had compensation cost been recognized based on the fair values of options at the grant dates, consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted net income per common share would have been changed to the following pro forma amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Net income:
As reported	$95,628	$179,777	$152,106	$258,423
Pro forma	95,628	161,617	152,106	232,213

Basic net income per common share:
As reported	0.02	0.03	0.02	0.04
Pro forma	0.02	0.03	0.02	0.04

Diluted net income per common share:
As reported	0.01	0.03	0.02	0.04
Pro forma	0.01	0.03	0.02	0.04

Stock based compensation:
As reported	$0	$0	$0	$0
Pro forma	$0	$18,160	$0	$26,210

No options were granted or vested during the first or second quarter of fiscal year 2004.  Therefore, SFAS No. 123 was not applicable for the three and six months ended March 31, 2004.  In determining the compensation cost of options vesting during the first and second quarter of fiscal year 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of vesting using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Risk-free interest rate	N/A	5.75% & 2.63%	N/A	5.75% & 2.63%
Expected life of options granted	N/A	5 years	N/A	5 years
Expected volatility	N/A	129.13%	N/A	129.13%
Expected Dividend Yield	N/A	0.00%	N/A	0.00%

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 271,876, and 84,090 shares of dilutive securities for the three and six months ended March 31, 2004 and 2003, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the three and six months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Net income	$95,628	$179,777	$152,106	$258,423

Weighted average shares outstanding	6,334,466	6,209,736	6,334,466	6,209,736

Net income per common share — basic	0.02	0.03	0.02	0.04

Net income per common share — diluted:

Net income	95,628	179,777	152,106	258,423

Weighted average shares outstanding	6,334,466	6,209,736	6,334,466	6,209,736

Common stock equivalents	271,876	84,090	271,876	84,090

Weighted average shares and potential diluted shares outstanding	6,606,342	6,293,826	6,606,342	6,293,826

Net income per common share — Diluted	$0.01	$0.03	$0.02	$0.04

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants, using the average market price.

Options to purchase 205,000 shares of common stock with a weighted average exercise price of $1.24 were outstanding at March 31, 2003, but were excluded from the computation of common share equivalents for the three and six months ended March 31, 2003, because their exercise prices were greater than the average market price of the common shares.  No options were excluded from the computation for the three and six months ended March 31, 2004.

B.                                     New Product Development, Research and Development Funding and Income Recognition

The Company began delivering products to Cirrus Design Corporation (Cirrus) in 1999 following the certification of the Cirrus SR20 aircraft.  The SR20 aircraft received Federal Aviation Administration (FAA) certification in October 1998 and includes the Company’s parachute system as a standard equipment feature. The development of the system for the SR20 was a joint effort between the Company and Cirrus under an agreement that began in 1994 and culminated with FAA certification of the SR20 in late 1998. Under terms of the agreement, the Company has retained the developed technology for the parachute systems in general and Cirrus has retained the developed technology that is specific to their individual aircraft.  The Company shared in the costs to develop and certify the parachute system for this aircraft.  The SR22 received FAA certification in November 2000 and has the Company’s product installed as standard equipment as well.  The SR22 is heavier and faster than the predecessor SR20.  The Company also shared in the costs to develop the parachute system for the SR22.

On November 2, 2000, the Company entered into an agreement with Charles F. Parsons to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity investment at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  On July 11, 2002, The Company received the supplemental type certificate from the FAA, which allows the product to be installed on certified Cessna 172 series aircraft.  Since certified, 11 systems have been installed in aircraft.

The Company is currently developing a parachute recovery system for the Cessna 182 model of aircraft, which will be called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  Testing is underway and the Company anticipates completing all FAA certification testing by July 2004.  Following testing, the Company will apply to the FAA for the supplemental type certificate which will allow the Company to sell the BRS-182 systems to customers.  The Company is currently analyzing its strategies for marketing and distribution for this product.  Even if the Company is successful in completing testing of the BRS-182 and receives the supplemental type certificate from the FAA, no assurances can be made as the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

On September 16, 2002, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a follow on to a Phase I feasibility study, is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II contract award was for $598,694 and covers a 24-month period.  During the current quarter of fiscal year 2004, the Company recorded an offset to research and development expenditures in the amount of $113,302 and recorded a corresponding receivable.  NASA and the U.S. Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

C.                                     Purchase and Supply Agreement

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus, the manufacturer of the SR20 and SR22 aircraft that utilize the Company’s parachute system as standard equipment.  Under the Agreement, Cirrus was issued four warrants to acquire an aggregate of up to 1.4 million shares of unregistered Company common stock.  In order to execute the warrants, Cirrus must meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over the subsequent five years. Cirrus met their minimum purchase commitment for the first warrant period, but such warrant for 250,000 shares expired unexercised on February 28, 2003. Cirrus met their minimum purchase commitment for warrants number two and three, and exercised these warrants for 500,000 shares, on February 29, 2004, for an aggregate exercise price of $562,500.  These shares do not have voting rights.  The purchase levels for the remaining warrant that must be achieved, along with the corresponding number of shares under each warrant and warrant strike price, are as follows:

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

Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company has and will record a reduction in sales related to the warrants earned by Cirrus for fiscal year 2004 and 2003.  Sales have been reduced by $35,000 for the three months ended March 31, 2004 and by $70,000 for the six months ended March 31, 2004.  No adjustments to sales were reflected for the three months and six months ended March 31, 2003.  Based on EITF 96-18, the warrants are not considered earned until the products are sold.

If Cirrus fulfills their purchase commitments and exercises their warrants, the impact on equity may be as follows (assumes equity contributions based on the exercise of warrants near the end of the exercise period):

Fiscal Year	Equity Contribution
2005	$812,500

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

Future payments under this agreement are as follows:

	Future Dollars	Present Dollars
2004	$24,219	$20,836
2005	48,436	45,255
2006	4,036	3,999
	$76,691	$70,090

E.                                      Other Financial Information

Inventories

The components of inventory, net of allowance of $125,000 and $125,000, respectively, consist of the following:

	03/31/04	09/30/03
Raw materials	$799,894	$811,538
Work in process	293,553	93,701
Finished goods	60,796	212,951
Total inventories	$1,154,243	$1,118,190

Fixed Assets

Fixed Assets consist of the following categories as of March 31, 2004 and September 30, 2003:

	03/31/04	09/30/03

Office Furniture and Equipment	$192,446	$172,454
Manufacturing Equipment	252,431	201,251
Airplane	93,783	93,873
Total fixed Assets	$538,660	$467,578

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at March 31, 2004 and September 30, 2003

	03/31/2004	09/30/2003

Bonus and Profit Sharing Plan Accrual	$54,246	$139,875
Income Tax Accrual	89,605	39,071
Dividend Declared, Not Paid	444,371	—
Other Miscellaneous Accruals	26,259	19,469
	$614,481	$198,415

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

F.                                      Line of Credit Borrowings

The Company has a $500,000 line-of-credit for use in operations.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The current line-of-credit was renewed on March 6, 2004 and expires March 6, 2005.  The line calls for a variable interest rate of 4.5% at March 31, 2004.  At March 31, 2004 and September 30, 2003 there were no outstanding balances under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

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

Cirrus met their minimum purchase commitment for the first warrant period, but such warrant for 250,000 shares expired unexercised on February 28, 2003.  Cirrus has met their minimum purchase commitment for warrants number two and three, and exercised these warrants for 500,000 shares for an aggregate exercise price of $562,500 on February 29, 2004.  Cirrus has not yet met the minimum purchase requirements for Warrant number four.

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

I.                                         Dividend Declared

At a meeting on March 16, 2004, the Company’s Board of Directors declared a dividend of $0.0655 per share for all holders of record as of the close of business on March 29, 2004 and payable April 5, 2004.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Operations:

Sales

Sales for the second quarter of fiscal year 2004 were $1,483,478, compared to $1,763,912 for the prior fiscal year 2003 second quarter.  On a year to date basis, sales were $2,973,443, for the first six months of fiscal year 2004, compared to $3,283,141 for the first six months of the prior fiscal year.  The Company recorded a reduction in sales of $70,000 for the first six months period of fiscal year 2004, which was attributed to an adjustment for stock based compensation relating to the Cirrus Design (Cirrus) stock purchase warrants.  These warrants were granted as part of the purchase and supply agreement between the Company and Cirrus.  In addition, the Company granted pricing reductions to Cirrus in compliance with the terms of the purchase and supply agreement between the two companies.

In the current fiscal year quarter, revenues derived from the Company’s general aviation products, which consisted primarily of sales to Cirrus, accounted for approximately 76% of revenues compared to 78% in the prior fiscal year second quarter.  The Company’s general aviation product is standard equipment on the Cirrus SR20 and SR22 model aircraft.   The Company delivered 115 and 130 units to Cirrus for the current and prior year second quarters, respectively.  The Company delivered 237 and 235 units to Cirrus in the first six months of fiscal year 2004 and 2003, respectively.  The Company believes that Cirrus has a backlog of aircraft, all of which are required to include the Company’s parachute systems.  The Company believes that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company believes that Cirrus is expected to exceed fiscal year 2003 manufacturing volumes for its aircraft throughout fiscal year 2004 for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2004 in its general aviation revenues.  However, with respect to Cirrus, sales and manufacturing projections and timing is uncertain at this time.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.  The backlog of Cirrus aircraft orders is consistent with that from the same prior year period.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2004.  Any negative impact on Cirrus’ sales would negatively impact the Company’s revenues.

The Company is currently developing a parachute recovery system for the Cessna 182 model of aircraft, which will be called the BRS-182.  The system utilizes many of the same components used in other Company products.  Testing is underway and the Company anticipates completing all FAA certification testing by May 2004.  Following testing, the Company will apply to the FAA for the supplemental type certificate which will allow the Company to sell the BRS-182 systems directly to customers.  The Company is currently analyzing its strategies for marketing and distribution for this product.  If the Company is successful in completing testing of the BRS-182 and receives the supplemental type certificate from the FAA, no assurances can be made as the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

The Company has begun production and deliveries of products for the BRS-172 product for the Cessna 172 model aircraft.  Since certified in July 2002, eleven systems have been installed in 11 aircraft.  The Company is reanalyzing its strategies for marketing the BRS-172 in an effort to expand market penetration.  Although certified, there can be no assurances that the BRS-172 product will sell in volumes that will have a material impact on the Company.

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, decreased during the second quarter of the current fiscal year 2004 compared to the prior fiscal year and accounted for 24% of the Company’s revenues for the second quarter of the current fiscal year 2004 versus 22% of the Company’s revenues for the prior fiscal year quarter of 2003.  The recreational aircraft products business continues to be impacted by several factors including general economic conditions, which have dramatically affected the United States recreational aircraft business, and delayed federal regulations that will change the rules under which recreational aircraft are operated.  Although the recreational aircraft industry showed signs of recovery in 2003, the long-term implications of the economic downturn on the sport aviation industry are still unknown.

There are new federal proposed regulations that management believes will, if enacted as proposed, positively affect the Company’s future recreational aircraft product sales.  The new regulations are expected to increase sales of a new category of aircraft called Light Sport Aircraft or LSA, which management believes will in turn increase demand for the Company’s recreational aircraft products.  The proposed new regulations are currently delayed in their advance through governmental approval process.  No assurances can be given if these new regulations will be enacted or the timing of such enactment, or whether the enactment of such regulations will impact sales of the Company’s products.  The Company has implemented plans to expand market penetration for the domestic market for recreational aircraft products with the restructuring of its distribution network and pricing schedules.  No assurances can be made that such plans as implemented will have a material impact on the Company’s recreational aircraft product sales.

The international markets for the Company’s recreational aircraft products have been affected by a number of factors.  These factors include increased competition in Europe, and increasing U.S. and foreign government regulations that make it more challenging to transport the Company’s products abroad.  The Company has expanded its efforts to improve international business for its recreational aircraft products, but there can be no assurances that these efforts will produce increased sales for the Company.

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

Gross Profit

Gross profit as a percentage of revenues was 38% for both the second quarters of fiscal year 2004 and 2003.  On a year to date basis, the gross margin was 37% and 38% for fiscal year 2004 and 2003, respectively. The consistent gross profit is the result of leveraging the Company’s operations personnel and manufacturing overhead over the revenue base.  The Company’s gross profit percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations may continue to impact gross profit percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 25% for second quarter of fiscal year 2004 as compared to 14% for the second quarter of fiscal year 2003.  On a year to date basis, these costs were 24% and 16% for fiscal year 2004 and 2003, respectively.  These costs have increased as a result of increases in the corporate office staff, marketing outsourcing, increased compensation, business development expenses and legal fees.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.  Furthermore, the Company does not have products liability insurance and must fund the expenses of its current products liability litigation.

Research and Development, net

Third party funding has offset a portion of the Company’s research and development costs for the current and prior fiscal years.  Third party offsets to the research and development costs were $113,301 and $48,000 for the second quarters of the fiscal year 2004 and 2003, respectively.  Offsets of $192,476 and $48,000 were reflected in the financial statements for the six months ended March 31, 2004 and 3003, respectively.  These offsets reduced the costs reflected in the financial statements.  Gross research and development costs for the second quarter were 11% and 8% of sales for the three months ended March 31, 2004 and 2003, respectively and 3% and 5% of sales on a net basis for the three months ended March 31, 2004 and 2003, respectively.  On a year to date basis, these gross costs were 10% and 8% of sales for the six months ended March 31, 2004 and 2003, respectively and were 3% and 7% of sales on a net basis for the six months ended March 31, 2004 and 2003, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.

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

Net Income and Earnings per Share

Pre-tax income as a percentage of revenues was 9% and 17% for the second quarters of fiscal year 2004 and 2003, respectively.    On a fully diluted basis, after-tax net income of $95,628 for the second quarter of fiscal year 2004 was 6% of sales or $0.01 per share, as compared to net income of $179,777, which was 10% of sales or $0.03 per share for the prior fiscal year quarter.  On a year to date basis, pre-tax income as a percentage of revenues was 9% and 14% for fiscal year 2004 and 2003, respectively.    On a fully diluted basis, year to date after-tax net income of $152,106 for fiscal year 2004 was 5% of sales or $0.02 per share, as compared to net income of $258,423, which was 8% of sales or $0.04 per share for fiscal year 2003.

Liquidity and Capital Resources:

Management intends to continue to fund its operations out of its current sales with the exception of its contract research and development projects.  The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  In February 2004, Cirrus Design exercised warrants to acquire 500,000 shares of Common Stock at an average exercise price of $1.13 per share for an aggregate of $562,500.  As of March 31, 2004, the Company had cash of $918,989.  On April 5, 2004, the Company paid a dividend of $.0655 per share for an aggregate of $444,371.  The Company has a line-of-credit for $500,000, which was increased in October 2003 from its previous level of $250,000.  The Company has not drawn on that line during the current fiscal year as a result of positive cash flow from operations.  There is no balance currently outstanding under the line-of-credit.  Management believes that cash from current business operations, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period.

The Company anticipates a need to make continuing capital improvements to its current production facility as well as expenditures to increase inventory levels during the fiscal year and beyond as a result of the production of general aviation recovery systems and further market penetration.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.  Furthermore, the Company does not presently have products liability insurance and must fund the expenses of its pending lawsuits.  The Company has incurred approximately $44,000 in legal fees for the first six months of fiscal year 2004 attributable to the defense of its pending lawsuits.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system,  the Cessna 172 system,  success of contracts for NASA SBIR research projects, the timing and impact of proposed regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, potential product liability claims, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

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

Item 3.           Controls and Procedures

The Company has carried out an evaluation, with the participation of its chief executive/chief financial officer, of the effectiveness, as of the end of the most recent fiscal quarter, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), and the Company’s internal control over financial reporting (as defined in Rules 13a –15(f) and 13a-15(f) of the Securities Exchange Act of 1934).  Based upon that evaluation, the chief executive/chief financial officer concluded that the Company’s disclosure controls and procedures are effective in alerting him, on a timely basis, to material information required to be disclosed in the Company’s periodic reports to the Securities and Exchange Commission and that there has been no significant change in the Company’s internal control over financial reporting that occurred over the most recently ended fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties.  The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation and currently, does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

Part II. OTHER INFORMATION

Item 4. Legal Proceedings

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

Item 5. Submission of Matters to a Vote of Security Holders

The annual Shareholders’ Meeting was held on March 16, 2004. There were two proposals voted upon, the election of the five board members (Proposal No. 001-P), and the 2004 Stock Option Plan (Proposal No. 002-C).  The results of the election of the board members, with 4,763,734 shares or 76.3% of the outstanding shares voting, were as follows:

Director	For	Pct	Withheld	Pct

Thomas H. Adams, Jr.	4,681,166	98.3	82,568	1.7
Darrel D. Brandt	4,682,651	98.3	81,083	1.7
Robert L. Nelson	4,681,166	98.3	82,568	1.7
Boris Popov	4,667,866	98.0	95,868	2.0
Mark B. Thomas	4,759,434	99.9	4,300	0.1

The results of the 2004 Stock Option Plan were as follows:

For	Pct	Against	Pct	Abstain	Pct	Broker Non-Vote	Pct
2,391,031	50.2	128,244	2.7	20,550	0.4	2,223,909	46.7

Item 6.  Other Information

The Company operates under the jurisdiction of the Bureau of Alcohol, Tobacco and Firearms (BATF) as its parachute extraction devices utilize a solid fuel propellant, which is a regulated product.  In December 2002, the BATF informed the Company that Congress passed the Safe Explosives Act, which will be administered by the BATF.  The new Act would have required additional licensing for all entities and individuals that purchase, sell, or store any regulated explosive material, which will become effective at the end of May 2003. The Company applied for and has received an exemption from the BATF for its products.  Therefore, the Company’s customers will not be required to receive additional licensing to be able to receive the Company’s products.

Item 7, Exhibits, Lists and Reports on Form 8-K

(a)                                  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

(b)                                 The Company filed two reports on Form 8-K during the three months ended March 31, 2004.

1.                                       The announcement from Cirrus Design Corporation exercising its warrants for 500,000 shares of common stock.

2.                                     The dividend declaration of $0.0655 per share for shareholders of record on March 29, 2004, payable April 5, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer

Date: April 28, 2004