Form 10QSB
period 2004-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2004-08-13
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarterly period ended June 30, 2004

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

Yes   ☒      No   ☐

Number of shares outstanding as of August 13, 2004:   6,794,284

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

PART I.  FINANCIAL INFORMATION

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,014,524	$862,495
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000 respectively	427,661	326,321
Inventories, net	1,090,472	1,118,190
Deferred tax asset – current portion	106,000	114,000
Prepaid expenses	53,483	60,695
Total current assets	2,692,140	2,481,701

Fixed assets	567,619	467,578
Less accumulated depreciation	(266,004)	(207,038)
Fixed assets – net	301,615	260,540

Other assets:
Patents less accumulated amortization of $9,881 and $9,367, respectively	1,783	2,297
Long-term prepaid asset	59,333	77,972
Covenant not to compete less accumulated amortization of $328,846 and $300,388, respectively	50,592	79,050
Total other assets	111,708	159,319

Total assets	$3,105,463	$2,901,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$144,153	$122,714
Customer deposits	100,041	116,827
Accrued payroll	119,536	103,229
Other accrued liabilities	270,912	198,415
Current portion of covenant not to compete	44,033	40,561
Current liabilities	678,675	581,746

Covenant not to compete, less current portion	15,782	49,254

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized;
6,794,284 and 6,245,928 shares, respectively, issued and outstanding)	67,943	62,459
Additional paid-in capital	3,456,301	2,784,635
Accumulated deficit	(1,113,238)	(576,534)
Total shareholders’ equity	2,411,006	2,270,560

Total liabilities and shareholders’ equity	$3,105,463	$2,901,560

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months and Nine months ended June 30, 2004 and 2003

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Sales	$1,879,221	$1,836,535	$4,852,664	$5,119,676
Cost of sales	1,166,340	1,164,693	3,048,170	3,210,575

Gross profit	712,881	671,842	1,804,494	1,909,101

Selling, general and administrative	412,197	297,551	1,131,745	830,900
Research and development	81,523	97,635	175,401	318,893

Income from operations	219,161	276,656	497,348	759,308

Other income (expense):
Interest expense	(1,834)	(3,300)	(6,327)	(9,900)
Intangible amortization	(9,486)	(9,487)	(28,458)	(33,598)
Other income (expense)	969	5,737	1,886	3,999

Pre-tax net income	208,810	269,606	464,449	719,809

Income tax expense	77,602	109,190	181,135	300,970

Net income	$131,208	$160,416	$283,314	$418,839

Basic earnings per share	$0.02	$0.03	$0.04	$0.07

Weighted average number of shares Outstanding – Basic	6,789,888	6,209,736	6,486,273	6,209,736

Diluted earnings per share	$0.02	$0.03	$0.04	$0.07

Weighted average number of shares Outstanding – Diluted	7,324,850	6,339,493	6,791,828	6,334,886

Dividends per share	$0.00	$0.00	$0.13	$0.05

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENT OF CASH FLOW

For the Nine Months Ended June 30, 2004 and 2003

(UNAUDITED)

	June 30, 2004	June 30, 2003
Cash flows from operating activity:
Net income	$283,314	$418,839
Adjustments to reconcile net income to net cash from operating activity:
Deferred income tax	8,000	264,000
Depreciation and amortization	59,480	55,091
Amortization of covenant not to compete	28,458	28,458
Expense from stock based transaction	104,650	—
Inventory valuation reserve	—	18,000
(Increase) decrease in:
Accounts receivable	(101,340)	(208,079)
Inventories	27,718	(88,334)
Prepaid expenses	25,851	10,100
Increase (decrease) in:
Accounts payable	21,439	119,745
Customer deposits	(16,786)	(132,776)
Accrued expenses	88,804	(222,194)

Net cash from operating activities	529,588	262,850

Cash flows from investing activities:
Capital expenditures	(100,041)	(82,081)

Net cash from investing activities	(100,041)	(82,081)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	562,500	—
Proceeds from exercise of common stock options	10,000	—
Principal payments on covenant not to compete	(30,000)	(26,428)
Dividends paid	(820,018)	(308,916)

Net cash from financing activities	(277,518)	(335,344)

Increase (decrease) in cash and cash equivalents	152,029	(154,575)
Cash and cash equivalents - beginning of year	862,495	997,629

Cash and cash equivalents - end of period	$1,014,524	$843,054

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2004 and 2003

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

Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.  These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2003, previously filed with the Securities and Exchange Commission.

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

Cash Concentrations

Bank balances exceeded federally insured levels during fiscal year 2004 and 2003, and exceeded federally insured levels as of June 30, 2004.

Accounts Receivable, credit risk and allowance for doubtful accounts

The Company sells its products to domestic and foreign companies.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both June 30, 2004 and September 30, 2003.  In addition to self-funded research and development projects, the Company conducts research and development that is funded by outside sources. The Company’s research and development projects that funded by outside sources are billed to its customers on an uncollateralized credit basis.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 73.5% and 66.3% of the Company’s total sales for the third quarter ended June 30, 2004 and 2003, respectively, and 75.2% and 72.8% for the nine months ended June 30, 2004 and 2003, respectively.  This customer also accounted for 81% or $346,353 and 44% or $142,000 of accounts receivable at June 30, 2004 and September 30, 2003, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s recreational aviation products, alternative dealers or distributors can be established.

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

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost, which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to employees and non-employees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, using the Black Scholes pricing method.  The Company has adopted the disclosure only provision of SFAS No. 148.

Had compensation cost been recognized based on the fair values of options at the grant dates, consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted net income per common share would have been changed to the following pro forma amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net income:
As reported	$131,208	$160,416	$283,314	$418,839
Pro forma	131,208	160,416	283,314	41,257

Basic net income per common share:
As reported	$0.02	$0.03	$0.04	$0.07
Pro forma	$0.02	$0.03	$0.04	$0.01

Diluted net income per common share:
As reported	$0.02	$0.03	$0.04	$0.07
Pro forma	$0.02	$0.03	$0.04	$0.01

Stock based compensation:
As reported	$0	$0	$0	$0
Pro forma	$0	$0	$0	$377,582

No options were granted or vested during fiscal year 2004.  The fair value of other shares outstanding has been fully recognized under SFAS No. 123.  SFAS No. 123 was not applicable for the three and nine months ended June 30, 2004 or the three months ended June 30, 2003.  In determining the compensation cost of options vesting during fiscal year 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of vesting using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Risk-free interest rate	—	—	—	2.63%
Expected life of options granted	—	—	—	5 years
Expected volatility	—	—	—	129.13%
Expected Dividend Yield	—	—	—	0.00%

Net Earnings per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 534,962  and 129,757 shares of dilutive securities for the three months ended June 30, 2004 and 2003, respectively. Weighted average shares outstanding-diluted includes 305,555 and 125,150 shares of dilutive securities for the nine months ended June 30, 2004 and 2003.

Following is a reconciliation of basic and diluted earnings per common share for the three and nine months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net income	$131,208	$160,416	$283,314	$418,839

Weighted average shares outstanding	6,789,888	6,209,736	6,486,273	6,209,736

Net income per common share — basic	$0.02	$0.03	$0.04	$0.07

Net income per common share — diluted:

Net income	$131,208	$160,416	$283,314	$418,839

Weighted average shares outstanding	6,789,888	6,209,736	6,486,273	6,209,736

Common stock equivalents	534,962	129,757	305,555	125,150

Weighted average shares and potential diluted shares outstanding	7,324,850	6,339,493	6,791,828	6,334,886

Net income per common share — Diluted	$0.02	$0.03	$0.04	$0.07

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants, using the average market price.

Options to purchase 161,667 shares of common stock with a weighted average exercise price of $1.29 were outstanding at June 30, 2003, but were excluded from the computation of common share equivalents for the three and nine months ended June 30, 2003, because their exercise prices were greater than the average market price of the common shares.  No options were excluded from the computation for the three and nine months ended June 30, 2004.

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

On November 2, 2000, the Company entered into an agreement with Charles F. Parsons to provide specific funding for a parachute recovery system for the Cessna 172 model aircraft to be developed and certified by the Company.  The Agreement called for an investment by Parsons of $200,000.  The investment took the form of an equity investment at $110,000 for 200,000 restricted shares of the Company’s Common Stock and $90,000 for research and development.  On July 11, 2002, The Company received the supplemental type certificate (STC) from the FAA, which allows the product to be installed on certified Cessna 172 series aircraft.  Since certified, 12 systems have been installed in aircraft.

The Company has developed a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  The Company received the STC from the FAA on June 25, 2004.  This STC allows the product to be installed on certified Cessna 182 series aircraft.  The Company has begun a direct marketing campaign and has received deposits on 4 BRS-182 systems.  The first customer installation is expected to be  completed in July 2004.  No assurances can be made as to the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

On September 16, 2002, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a follow on to a Phase I feasibility study, is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II contract award was for $598,694 and covers a 24-month period.  During the current quarter of fiscal year 2004, the Company recorded an offset to research and development expenditures in the amount of $112,742, compared to  $66,740 in the prior fiscal year quarter.  On a year to date basis the offset recorded was $305,219, compared to $114,740 in the prior fiscal year.  A receivable in the amount of $74,031 and $189,410 was outstanding from NASA at June 30, 2004 and September 30, 2003, respectively.  NASA and the U.S. Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

C.    Purchase and Supply Agreement

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus, the manufacturer of the SR20 and SR22 aircraft that utilize the Company’s parachute system as standard equipment.  Under the Agreement, Cirrus was issued four warrants to acquire an aggregate of up to 1.4 million shares of unregistered Company common stock.  In order to execute the warrants, Cirrus must meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over the subsequent five years. Cirrus met their minimum purchase commitment for the first warrant period, but such warrant for 250,000 shares expired unexercised on February 28, 2003. Cirrus met their minimum purchase commitment for warrants number two and three, and exercised these warrants for 500,000 shares, on February 29, 2004, for an aggregate exercise price of $562,500.  Cirrus has met their minimum purchase commitment for warrant number four.  The corresponding number of shares under this remaining warrant and the warrant strike price, are as follows:

Warr #	Exercise Period	Warrant Shares	Exercise Price per Warrant Share	Purchase Commitment

4	01-2004 to 02-2005	650,000	$1.25	500 Units in Calendar 2004

At June 30, 2004, Cirrus met the minimum purchase levels for warrant number four.  Cirrus has the right to exercise the warrant during the exercise period for the stated exercise price. Cirrus has not indicated to the Company its intentions with regards to the exercise of this warrant.

Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company has and will record a reduction in sales related to the warrants earned by Cirrus for fiscal year 2004 and 2003.  Sales have been reduced by $34,650 for the three months ended June 30, 2004 and by $104,650 for the nine months ended June 30, 2004.  No adjustments to sales were reflected for the three months and nine months ended June 30, 2003.  Based on EITF 96-18, the warrants are not considered earned until the products are sold.

Assuming Cirrus  exercises all of warrant number four, the impact on equity may be as follows (assumes equity contributions based on the exercise of warrants near the end of the exercise period):

Fiscal Year	Equity Contribution
2004 or 2005	$812,500

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

Future payments under this agreement are as follows:

	Future Dollars	Present Dollars
2004	$12,109	$10,561
2005	48,436	45,255
2006	4,036	4,000
	$64,581	$59,816

E.     Other Financial Information

Inventories

Inventories are recorded at the lower of cost (first-in, first-out) or market.  The components of inventory as of June 30, 2004 and September 30, 2003, consist of the following:

	06/30/04	09/30/03
Raw materials	$733,446	$811,538
Work in process	293,213	93,701
Finished goods	63,813	212,951
Total inventories	$1,090,472	$1,118,190

Fixed Assets

Fixed Assets consist of the following categories as of June 30, 2004 and September 30, 2003:

	06/30/04	09/30/03

Office Furniture and Equipment	$217,276	$172,454
Manufacturing Equipment	256,470	201,251
Airplane	93,873	93,873
Total fixed Assets	$567,619	$467,578

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at June 30, 2004 and September 30, 2003:

	06/30/2004	09/30/2003

Bonus and Profit Sharing Plan Accrual	$105,732	$139,875
Income Tax Accrual	143,738	39,071
Other Miscellaneous Accruals	21,442	19,469
	$270,912	$198,415

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

F.     Line of Credit Borrowings

The Company has a $500,000 secured line-of-credit for use in operations.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The current line-of-credit was renewed on March 6, 2004 and expires March 6, 2005.  The line calls for a variable interest rate of 4.6% at June 30, 2004.  At June 30, 2004 and September 30, 2003 there were no outstanding balances under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

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

Cirrus met their minimum purchase commitment for the first warrant period, but such warrant for 250,000 shares expired unexercised on February 28, 2003.  Cirrus met their minimum purchase commitment for warrants number two and three, and exercised these warrants for 500,000 shares for an aggregate exercise price of $562,500 on February 29, 2004.  Cirrus has met the minimum purchase requirements for Warrant number four as of June 30, 2004.  Cirrus has not indicated to the Company its intentions with regards to the exercise of this warrant.

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

The matters have been consolidated for purposes of discovery, which began in November 2003 and is scheduled to be completed by March 31, 2005, with the trials currently scheduled to commence later in 2005.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company will vigorously defend these matters.

In April 2004, the Company notified Charles F. Parsons of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification being sent to Mr. Parsons, both the Company and Mr. Parsons filed suit against each other.  The Company filed suit to formalize the termination of the contract and Mr. Parsons filed suit to block the termination of the contract.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company intends to vigorously defend this matter

Item 2. Management’s Discussion and Analysis or Plan of Operation

Operations:

Sales

Sales for the third quarter of fiscal year 2004 were $1,879,221, compared to $1,836,535 for the fiscal year 2003 third quarter.  On a year to date basis, sales were $4,852,664, for the first nine months of fiscal year 2004, compared to $5,119,676 for the first nine months of the prior fiscal year.  The reduction in sales can be attributed to three factors.  First, the Company recorded a reduction in sales of $104,650 for the first nine months period of fiscal year 2004, which was attributed to an adjustment for stock based compensation relating to the Cirrus Design (Cirrus) stock purchase warrants. These warrants were granted as part of the purchase and supply agreement between the Company and Cirrus.  No further reductions to sales are expected for stock based compensation relating to the Cirrus stock purchase warrants.  Second, the Company granted pricing reductions to Cirrus in compliance with the terms of the purchase and supply agreement between the two companies.  Finally, the additional decline in sales on a year to date basis is a result of reduced sales in the Company’s recreational aviation product line.  The Company believes that this decline in overall revenues is temporary in nature.

In the current fiscal year quarter, revenues derived from the Company’s general aviation products, which consisted primarily of sales to Cirrus, accounted for approximately 76% of revenues compared to 72% in the prior fiscal year third quarter.  The Company’s general aviation product is standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.  The Company delivered 136 and 118 units to Cirrus for the current and prior year third quarters, respectively.  The Company delivered 373 and 353 units to Cirrus in the first nine months of fiscal year 2004 and 2003, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to exceed fiscal year 2003 manufacturing volumes for its aircraft throughout fiscal year 2004.  As a result, the Company is forecasting further growth in 2004 in its general aviation revenues.  However, with respect to Cirrus, sales and manufacturing projections and timing is uncertain at this time.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2004.  Any negative impact on Cirrus’ sales would negatively impact the Company’s revenues.

The Company has developed a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The system utilizes many of the same components used in other Company products.  The FAA supplemental type certificate was received on June 25, 2004.  The first BRS-182 system is currently being installed in a customer aircraft and the Company currently has deposits for a total of four systems.  The Company has begun a direct marketing campaign on a factory direct basis for the BRS-182.  No assurances can be made as the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

The Company also has in production the BRS-172 product for the Cessna 172 model aircraft.  Since certified in July 2002, twelve systems have been sold.  The Company is reanalyzing its strategies for marketing the BRS-172 in an effort to expand market penetration.  Although certified, there can be no assurances that the BRS-172 product will sell in volumes that will have a material impact on the Company.

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, decreased during the third quarter of the current fiscal year 2004 compared to the prior fiscal year and accounted for 24% of the Company’s revenues for the third quarter of the current fiscal year 2004 versus 28% of the Company’s revenues for the prior fiscal year quarter of 2003.  The recreational aircraft products business continues to be impacted by several factors including general economic conditions, which have dramatically affected the United States recreational aircraft business, and delayed federal regulations that will change the rules under which recreational aircraft are operated.  Although the recreational aircraft industry showed signs of recovery in 2003, the long-term implications of the economic downturn on the sport aviation industry are still unknown.

There are new federal proposed regulations that were enacted in July 2004, that management believes will positively affect the Company’s future recreational aircraft product sales.  The new regulations are expected to increase sales of a new category of aircraft called Light Sport Aircraft or LSA, which management believes may in turn increase demand for the Company’s recreational aircraft products.  No assurances can be given if these new regulations will have a positive impact on sales of the Company’s recreational aircraft products.  The Company has implemented plans to expand market penetration for the domestic market for recreational aircraft products with the restructuring of its distribution network and pricing schedules.  No assurances can be made that such plans as implemented will have a material impact on the Company’s recreational aircraft product sales.

The international markets for the Company’s recreational aircraft products have been affected by a number of factors.  These factors include increased competition in Europe and increasing U.S. and foreign government regulations that make it more challenging to transport the Company’s products abroad.  The Company has expanded its efforts to improve international business for its recreational aircraft products, but there can be no assurances that these efforts will produce increased sales for the Company.

The Company anticipates being able to expand its general aviation and recreational product lines to include other certified and non-certified aircraft as the Company’s recovery systems gain further market acceptance.  The Company is in ongoing discussions with other domestic and foreign, general aviation and recreational aircraft companies that have expressed interest in utilizing certain of the Company’s products.  These companies produce both certified and non-certified aircraft.  No assurance can be made as to the future benefits, if any, that the Company will derive from these discussions.

Gross Profit

Gross profit as a percentage of revenues was 37.9% for the third quarter of fiscal year 2004 and 36.6% for the third quarter of the prior year 2003.  On a year to date basis, the gross margin was 37.2% and 37.3% for fiscal year 2004 and 2003, respectively. The consistent gross profit is the result of leveraging the Company’s operations personnel and manufacturing overhead over the revenue base.  The Company’s gross profit percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations may continue to impact gross profit percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 21.9% for third quarter of fiscal year 2004 as compared to 16.2% for the third quarter of fiscal year 2003.  On a year to date basis, these costs were 23.3% and 16.2% for fiscal year 2004 and 2003, respectively.  These costs have increased as a result of increases in the corporate office staff, marketing outsourcing, increased compensation, business development expenses and legal fees.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.  Furthermore, the Company does not have products liability insurance and must fund the expenses of its current product liability litigation.

Research and Development, net

Third party funding has offset a portion of the Company’s research and development costs for the current and prior fiscal years.  Third party offsets to the research and development costs were $112,742 and $66,740 for the third quarters of the fiscal year 2004 and 2003, respectively.  Offsets of $305,218 and $114,740 were reflected in the financial statements for the nine months ended June 30, 2004 and 2003, respectively.  These offsets reduced the costs reflected in the financial statements.  Gross research and development costs for the third quarter were 10.3% and 9.0% of sales for the three months ended June 30, 2004 and 2003, respectively and 4.3% and 5.3% of sales on a net basis for the three months ended June 30, 2004 and 2003, respectively.  On a year to date basis, these gross costs were 9.9% and 8.5% of sales for the nine months ended June 30, 2004 and 2003, respectively and were 3.6% and 6.2% of sales on a net basis for the nine months ended June 30, 2004 and 2003, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.

On September 16, 2002, the Company entered into a contact with NASA through its Small Business Innovation Research (SBIR) program. The contract, which is a follow on to a Phase I feasibility study, is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II contract award was for $598,694 and covers a 24-month period.  The Phase II grant will allow the Company to continue its research and development that it began during the Phase I award.  Further offsets to expenses will be made during fiscal year 2004 as a result of funding to be received from this award.  The Phase II contract is scheduled for completion by September 16, 2004.  No assurances can be made that if the Phase II is successful, that it will result in future products and revenues for the Company.

Net Income and Earnings per Share

Pre-tax income as a percentage of revenues was 11.1% and 14.7% for the third quarters of fiscal year 2004 and 2003, respectively.  On a fully diluted basis, after-tax net income of $131,208 for the third quarter of fiscal year 2004 was 7.0% of sales or $0.02 per share, as compared to net income of $160,416, which was 8.7% of sales or $0.03 per share for the prior fiscal year quarter.  On a year to date basis, pre-tax income as a percentage of revenues was 9.6% and 14.1% for fiscal year 2004 and 2003, respectively.    On a fully diluted basis, year to date after-tax net income of $283,314 for fiscal year 2004 was 5.8% of sales or $0.04 per share, as compared to net income of $418,839, which was 8.2% of sales or $0.07 per share for fiscal year 2003.

Liquidity and Capital Resources:

Management intends to continue to fund its operations out of its current sales with the exception of its contract research and development projects.  The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  The Company funds its non-contract research and development out of operations.  In February 2004, Cirrus Design exercised warrants to acquire 500,000 shares of Common Stock at an average exercise price of $1.13 per share for an aggregate cash consideration of $562,500.  As of June 30, 2004, the Company had a cash balance of $1,014,524.  On April 5, 2004, the Company paid a dividend of $.0655 per share for an aggregate of $444,371.  The Company has a secured line-of-credit for $500,000, which was increased in October 2003 from its previous level of $250,000.  The Company has not drawn on that line during the current fiscal year as a result of positive cash flow from operations.  There is no balance currently outstanding under the line-of-credit.  Management believes that cash from current business operations, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period.

The Company anticipates a need to make continuing capital improvements to its current production facility as well as expenditures to increase inventory levels during the fiscal year and beyond as a result of the production of general aviation recovery systems and further market penetration.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.  Furthermore, the Company does not presently have product liability insurance and must fund the expenses of its pending lawsuits.  The Company has incurred approximately $53,000 in legal fees for the first nine months of fiscal year 2004 attributable to the defense of its pending lawsuits.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system, the Cessna 172 system, success of contracts for NASA SBIR research projects, the timing and impact of regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, potential product liability claims, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

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

Item 1. Legal Proceedings

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

The matters have been consolidated for purposes of discovery, which began in November 2003 and is scheduled to be completed by March 31, 2005, with the trials currently scheduled to commence later in 2005.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company will vigorously defend these matters.

In April 2004, the Company notified Charles F. Parsons of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification being sent to Mr. Parsons, both the Company and Mr. Parsons filed suit against each other.  The Company filed suit to formalize the termination of the contract and Mr. Parsons filed suit to block the termination of the contract.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company intends to vigorously defend this matter.

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

On February 29, 2004, the Company issued securities in a transaction that was not registered under the Securities Act of 1933, as amended, to Cirrus Design Corporation.  Cirrus exercised warrants to purchase 500,000 shares of the Company’s common stock for an aggregate exercise price of $562,500.  The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information

The Company operates under the jurisdiction of the Bureau of Alcohol, Tobacco and Firearms (BATF) as its parachute extraction devices utilize a solid propellant, which is a regulated product.  The Company applied for and has received an exemption from the BATF for its products.  Therefore, the Company’s customers can receive the Company’s products without additional licensing from the BATF.

Item 6, Exhibits, Lists and Reports on Form 8-K

(a)           Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

(b)           The Company filed no reports on Form 8-K during the three months ended June 30, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ Mark B. Thomas
Mark B. Thomas
Chief Executive Officer and Chief Financial Officer