Form 10KSB
period 2004-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2004-12-16
CIK 801907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                                  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004

☐                                 Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from            to

Commission File Number  0-15318

BALLISTIC RECOVERY SYSTEMS, INC.

(Exact name of issuer as specified in its charter)

Minnesota	41-1372079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Airport Road, South St. Paul, Minnesota	55075-3541
(Address of Principal Executive Offices)	(Zip Code)

(651) 457-7491

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the fiscal year ended September 30, 2004 were $6,928,382.

As of December 9, 2004 there were 6,844,284 outstanding shares of common stock, par value $0.01 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on December 9, 2004 based on the closing price of the common stock as quoted by the NASD Over-the-Counter Bulletin Board on such date was $8,909,974.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

PART I
Item 1	Description of Business
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
PART II
Item 5	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6	Management’s Discussion and Analysis or Plan of Operation
Item 7	Financial Statements
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A	Controls and Procedures
PART III
Item 13	Exhibits and Reports on Form 8-K
Item 14	Principal Accountant Fees and Services
Index to Financial Statements
Certifications

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement to be used in connection with the election of directors at the 2005 annual shareholders meeting (the “Proxy Statement”) are incorporated by reference into Part III, Items 9-12 as follows:

	Part of Form 10KSB	Portion of 2005 Proxy Statement
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	PROPOSAL 1. ELECTION OF DIRECTORS and OWNERSHIP OF SECURITIES

Item 10	Executive Compensation	EXECUTIVE COMPENSATION

Item 11	Security Ownership of Certain Beneficial Owners and Management	OWNERSHIP OF SECURITIES

Item 12	Certain Relationships and Related Transactions	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

References to “BRS”, the “Company,” the “Registrant,” “we,” “us,” or “our” or in this Annual Report on Form 10-KSB refer to Ballistic Recovery Systems, Inc., a Minnesota corporation.

Forward-Looking Statements

This Annual Report on Form 10-KSB contains statements that are not historical but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future.  In particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 6 of this annual report include forward-looking statements that reflect our current views with respect to future events and financial performance.  We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, and should not unduly rely on these forward looking statements.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Business Development

The Company was incorporated in 1980 under the laws of the State of Minnesota.

We are engaged in the business of developing and commercializing whole-aircraft recovery parachute systems for use with general aviation and recreational aircraft. The emergency parachute systems are designed to bring down the entire aircraft and its occupants in the event of an in-air emergency.  The parachute system is designed for in-air emergencies that include but are not limited to midair collisions, structure failure, engine out at night, engine out over unlandable terrain, pilot incapacitation, and unintentional flight into instrument meteorological conditions.  The Company believes it is the only United States manufacturer of whole aircraft recovery systems.  In addition, the Company has designed and sold systems for use with various military and civilian unmanned aircraft.  Since its inception, the Company has delivered over 19,000 systems that have been installed on general aviation and recreational aircraft throughout the world, and the Company has documented 176 lives saved through the use of its systems in actual in-air emergencies.

The Company was founded to provide recreational aircraft parachute systems for use in ultralight and experimental aircraft.  That portion of the business continues to be a consistent source of revenues for the Company and accounted for 22% and 25% of the Company’s revenues in fiscal year 2004 and 2003, respectively.

The Company’s general aviation product lines accounted for 77% and 75% of the Company’s revenues in fiscal year 2004 and 2003, respectively.  Since 1999, the Company’s primary general aviation product has been for the Cirrus SR20 (SR20) and SR22 aircraft manufactured by Cirrus Design Corporation (“Cirrus Design”). Sales to Cirrus Design account for 75% and 74% of Company revenues for fiscal 2004 and 2003, respectively.  Cirrus Design, based in Duluth, Minnesota is presently the world’s largest manufacturer of single engine certified aircraft.  Both models of Cirrus Design’s aircraft utilize the Company’s parachute system as a required standard equipment feature.  In addition, in July 2002 and July 2003, the Company began delivering its aftermarket FAA certified parachute system for the Cessna 172 and 182 aircraft called the BRS172 and BRS182, respectively.

The development of the parachute systems for the SR20 and SR22 aircraft was a joint effort between the

Company and Cirrus Design.  The Company has retained the developed technology for the parachute systems in general and Cirrus Design has retained the developed technology that is specific to their individual aircraft.

Cirrus Design continues to make enhancements and advancements in both the SR20 and SR22 versions of their aircraft and they have new aircraft designs currently under development.  It is the expectation of both the Company and Cirrus Design to continue to offer the Company’s parachute systems as standard equipment features of current and future designs.

Aftermarket sales for the BRS172 and BRS182 have been initially slow and the Company is currently looking at ways to expand its sales penetration in these markets.

During the first part of fiscal year 2002, the Company was working under a contract with the National Aeronautics and Space Administration (NASA) through its Small Business Innovation Research (SBIR) program.  The contract, which was a Phase I feasibility study, covered a six month period and was a firm-fixed grant for $68,571.  The Phase I award was entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase I work was completed in May 2002 and effective September 16, 2002, the Company was awarded a Phase II grant under a firm fixed contract for $598,694 with a period of performance not to exceed 24 months.  In September 2004, work was completed under the contract with total billings amounting to approximately $575,000 of the allowable amount, with $386,000 and $189,000 billed in fiscal year 2004 and 2003, respectively.

Over the past several years, the Company has been successful in establishing various third party funding sources for its research and development.  Outside funding for research and development activities is an ongoing objective for the Company; however, no assurances can be made that the Company will be successful in this regard.

Business of the Company

Principal Products:

The Company’s principal product line is whole-aircraft emergency parachute recovery systems.  The product, when utilized in an in-air emergency and at the appropriate altitude, may be activated by the pilot releasing a parachute that is designed to open quickly, slow the descent of the aircraft, and lower the aircraft and its occupants safely to the ground to prevent or reduce human injury and damage to the aircraft. Possible parachute usage scenarios include:  Mid-air collision (loss of integrity or control); severe weather upset (wind shear, turbulence); power loss with poor visibility (night or IMC); loss of control (component failure or malfunction); engine out over hostile (unlandable) terrain; structural failure (age-weakened parts); pilot medical trauma (heart attack, allergic reaction, stroke); overstress (due to aerobatics, violent weather); pilot error.

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

In 1994, the Company entered into an agreement with Cirrus Design, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus Design SR20 (SR20), on October 23, 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus Design began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.  The SR22 became the third of the Company’s products to have received FAA certification (the BRS150 and SR20 products being the others).  For fiscal year 2004, approximately 75% of the Company’s total revenues were generated from sales to Cirrus Design.

In fiscal year 2001 the Company began development of a parachute system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding from a third party investor, which took the form of equity and project specific funding, to develop and test such a recovery system.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.  The Company made its first customer delivery in September 2002 with twelve total systems installed through the end of fiscal year 2004.

Near the end of fiscal year 2004, the Company finalized development of a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  The Company received the Supplemental Type Certificate or STC from the FAA on June 25, 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company has begun a direct marketing campaign which resulted in the sale and delivery of six BRS-182 units through the end of fiscal year 2004.

Recreational Aviation Products:

Recreational aviation products include products designed and manufactured for use on unregistered aircraft such as ultralights and aircraft registered with the FAA as experimental.  Like the general aviation product, these recreational aviation products are designed to prevent or reduce bodily injury to the human occupant.  The Company manufactures these products and sells them directly to individuals and through dealers and distributors who also market and sell the aircraft and related products.  The Company currently works with approximately 200 dealers and distributors worldwide, although the Company does not have written distribution agreement with all distributors.  Accordingly, these dealers and distributors could sell competing products.  Sales to international customers accounted for 40.2% of recreational aviation product sales.

Contract Research and Development:

Contract research and development has allowed the Company to expand its product line and expertise in whole-aircraft recovery systems. It has been and will continue to be a goal of the Company to receive outside funding for its research and development activities to supplement its own financial commitment.

In November 2001, the Company entered into a contract with NASA for the Company’s second Phase I SBIR research grant.  The Company has been a successful recipient of both Phase I and Phase II SBIR research grants in prior years.  The contract, which was a Phase I feasibility study, was completed in May 2002 and was a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  Following the Phase I work, the Company applied for a follow-on Phase II grant and effective September 16, 2002 the Company began work under a two-year contract for a firm fixed award of $598,694.  Work under the contract was completed in September 2004 with total contract billings of $575,000.  NASA and the United States Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

Manufacturing Operations and Suppliers:

The Company’s personnel perform assembly of the Company’s product line in a South St. Paul, Minnesota facility.  The parachutes utilized by the Company are purchased from a certain key supplier although there are other suppliers of parachutes. The Company manufactures its own ballistic devices and receives its propellant from a single source.  The Company believes that there are alternate sources for propellant in the event that this source becomes unavailable.  Other components are purchased from a variety of suppliers or internally produced.  The Company routinely searches for new vendors and believes alternate sources can be found should any of these vendors be unable to meet the Company’s needs.  The Company also attempts to hold reasonable inventory reserves of key components to provide time to secure alternate suppliers should the need arise.  In addition, the Company possesses or can acquire the expertise necessary for internal production of substantially all key components.

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

On May 2, 2000, United States Patent No. 6,056,241 was issued to the Company on behalf of one of the Company’s employees for a “Thin Film Parachute with Continuous Lateral Reinforcing Fibers ”.  The employee assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2017.  The Company in connection with its NASA SBIR grant program that was completed during fiscal year 1999 developed this patented process. The Company does not have a current application for the patented process, but the Company hopes that the patented process can be used in both military and civilian applications complimenting or enhancing the Company’s current product line.

Intellectual Property:

Our goal is to obtain, maintain and enforce patent protection for our products, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries.  Our policy is to actively seek to obtain, where appropriate, the broadest protection possible for our products, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and elsewhere in the world.

We also depend upon the skills, knowledge and experience of our personnel, none of which is patentable.  To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests.  To this end, when possible, we require employees, consultants, and other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

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

Dependence on a Single Customer:

During the fiscal years ended September 30, 2004 and 2003, the Company was dependent on one customer, Cirrus Design Corporation, for 75% and 74% of the Company’s total sales in the respective fiscal years.  The Company supplies parachute recovery systems to Cirrus from its general aviation product line.

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

Backlog of Orders:

As of September 30, 2004 and 2003, the Company had a backlog of orders totaling approximately $1,842,000 and $1,867,000, respectively. The backlogs included over $1.6 million of orders for the Cirrus Design aircraft for both periods.  The 2004 backlog is expected to be filled within 12 months.  Cirrus Design is currently producing aircraft at levels, which the Company understands has made it the largest producer of single engine piston aircraft in the world ahead of Cessna Aircraft Company.  Due to the backlog period involved, however, it is possible that there could be cancellations of a portion of the currently backlogged orders.  The Company expects to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders.  The Company cautions investors who may utilize published bookings and backlog information as tools to forecast the Company’s revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

Research and Development:

A summary of research and development is as follows:

	2004	2003
Total research and development expenditures	$658,401	$596,581
Revenues recognized under contract research and development relationships	(385,619)	(189,410)
Research and development, net	$272,782	$407,171

The source for the 2004 and 2003 third party funding was from NASA under the Phase II SBIR grant.  Work under the contract was completed in September 2004 with total contract billings of $575,000.  Gross research and development expenditures are expected to be higher for fiscal year 2005 compared with fiscal year 2004 with no offsets anticipated from outside sources.

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

The FAA, as part of the Cirrus Design SR20 and SR22 certification process, has certified the Company’s product, which is standard and required equipment on those aircraft.  These are the first whole aircraft recovery system ever certified by the FAA as standard equipment.  The Company also holds Supplemental Type Certificates for the recovery systems for the Cessna 150/152, Cessna 172 and Cessna 182 model aircraft.  At present, there are no other manufacturers with the FAA Supplemental Type Certificate or FAA certification under a manufacturer’s Type Certificate necessary to install a recovery system for the general aviation market.  The Company is unaware of any other manufacturer performing contract or self-funded research and development activities in an effort to obtain Supplemental Type Certificates or Type Certificates for any other FAA certified aircraft.

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

Employees:

As of September 30, 2004, the Company had 21 full-time employees and one contract employee at its

South St. Paul facility, which are paid both hourly and by salary.  No employees are represented by a labor union and we consider our relations with employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases a stand-alone 13,000 square foot office and production facility located at Fleming Field Airport in South St. Paul, Minnesota.  The building is a World War II training hangar, which the Company renovated.  This lease expires December 31, 2007.  The Company has a second building on Fleming Field, which it also leases.  This second building is also stand-alone and measures approximately 4,800 square feet of combined office and shop space and is used for engineering office space and testing.  This lease expires October 31, 2005.  The Company maintains all of its equipment in good working order and has secured adequate insurance for the facilities and its contents.

The Company believes that the current facilities are adequate for the current level of business activities.  In the event that the Company requires additional facilities, the Company believes it could procure acceptable facilities.  We do not own any real estate.

ITEM 3.          LEGAL PROCEEDINGS

(a)  In August 2003, the Company was served in two related actions, Kathleen F. Fischer, Individually and as personal representative of the Estate of Joseph C. Fischer v. Cirrus Design Corp., Ballistic Recovery Systems, Inc., and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0782 (HGM/DEP), and Susan Sedgwick, Individually, on her own behalf as surviving spouse of Thomas P. Sedgwick, as Executrix of the Estate of Thomas P. Sedgwick, deceased, and on behalf of all interested beneficiaries, including Jamie Lynn Sedgwick and Jacqueline Ann Sedgwick v. Cirrus Design Corp., Ballistic Recovery Systems, Inc. and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0592 (HGM/DEP).

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

(b)  In April 2004, the Company notified Charles F. Parsons of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification being sent to Mr. Parsons, both the Company and Mr. Parsons filed suit against each other.  The Company filed suit to formalize the termination of the contract and Mr. Parsons filed suit to block the termination of the contract.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company intends to vigorously defend this matter.

(c)  In September 2004, an action against the Company has been commenced by the estate of Douglas Lefebvre arising from the crash of a Sabian Rans S-12XL near Mexican Hat, Utah on September 22, 2002.  Mr. Lefebvre was the passenger on the aircraft.  The suit was only recently commenced and discovery has just begun.  However, the Company has the report of the National Transportation Safety Board which investigated the accident.  The Safety Board concluded that the pilot inadvertently stalled the aircraft and then he failed “to follow the proper emergency procedures for activating his Ballistic Recovery System.”  The Safety Board went on to say that “contributing factors [in the accident] were the improper installation of the BRS by the pilot . . . .”  The Company believes that it has strong defenses to the action, but is unable to predict the outcome or estimate what amount of damages, if any, that might be awarded in this action.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ended September 30, 2004, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is traded on the electronic bulletin board on the over the counter market and on the pink sheets under the trading symbol “BRSI” or “BRSI.OB.”  Several internet stock tracking and trading services show the Company’s trading volumes with bid and ask prices as far back as 1995.  Based on information provided by these internet stock tracking services, the Company believes that the asking price and bid price was $2.22 as of September 30, 2004.

The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

	Price Range
	2004		2003
Quarter Ended	High	Low	High	Low
December 31	$1.55	$1.02	$1.37	$0.85
March 31	2.53	1.48	1.25	0.98
June 30	2.99	1.95	1.25	0.90
September 30	2.32	1.95	1.27	1.00

The quotations from the internet tracking services reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Record Holders

The number of holders of record of our common stock as of October 26, 2004 was approximately 1,500.

Dividends

During fiscal year 2004, the Company declared a dividend in the amount of $0.06 per share, payable January 5, 2004 to all Common Shareholders of Record on December 15, 2003 and declared a dividend in the amount of $0.0655 per share, payable April 5, 2004 to all Common Shareholders of Record on March 29, 2004.  During fiscal year 2003, the Company declared a dividend in the amount of $0.05 per share, payable January 30, 2003 to all Common Shareholders of Record on January 15, 2003.

Recent Sales of Unregistered Securities

On February 29, 2004, the Company issued securities in a transaction that was not registered under the Securities Act of 1933, as amended, to Cirrus Design Corporation.  The transaction arose from the issuance of stock warrants to Cirrus in conjunction with a Purchase and Supply Agreement between the Company and Cirrus.  In order to execute the warrants, Cirrus had to meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft during calendar year 2003.  Cirrus met their minimum purchase commitment for warrants number two and three, and exercised these warrants for 500,000 shares of the Company’s common stock, on February 29, 2004, for an aggregate exercise price of $562,500.  The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On August 16, 2004, the Company issued securities in a transaction that was not registered under the Securities Act of 1933, as amended, to John Dunham.  The transaction arose from the exercise of stock options held by Mr. Dunham under a stock subscription agreement backed by a promissory note.  The Company issued 50,000 shares of common stock in exchange for the note which has a principal sum of $12,500 together with aggregate interest on the unpaid principal balance of $2,500.  Payments under the note begin July 1, 2005 and continue monthly with a final maturity date of October 1, 2005.  The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table summarizes outstanding options under our 2004 Stock Option Plan, as well as outstanding options that we have issued to certain officers, directors and employees of our company outside of any plan as of September 30, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	0	N/A	600,000
Equity compensation plans not approved by stockholders(2)	960,000	$1.20	0

(1)          Represents shares of common stock authorized for issuance under the 2004 Stock Option Plan.

(2)          650,000 shares represent stock warrants issued to Cirrus Design under terms of a supply agreement.  These stock warrants expire February 28, 2005 if unexercised.  The remaining shares represent stock options granted to employees and directors at then current market prices.

ITEM 6.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Operations:

Sales

Sales for fiscal year 2004 were $6,928,382, up 5.8%, compared to $6,549,011for fiscal year 2003.  A reduction in sales was recorded in both fiscal years which was attributed to an accounting-related adjustment for stock based compensation relating to the Cirrus Design (Cirrus) stock purchase warrants. These warrants were granted as part of the purchase and supply agreement between the Company and Cirrus.  No further reductions to sales are expected for stock based compensation relating to the Cirrus stock purchase warrants.  The reductions recorded were $104,650 and $20,880 for fiscal year 2004 and 2003, respectively.  In the current fiscal year, sales derived from the Company’s general aviation products, which consist primarily of sales to Cirrus Design, were up 9.6% over the prior fiscal year.  Sales from the Company’s general aviation products accounted for 77.0% of total sales for fiscal year 2004 compared to 75.0% of total sales for fiscal year 2003.

The Company’s general aviation product is standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.   The Company delivered 532 and 466 units to Cirrus in fiscal year 2004 and 2003, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to exceed fiscal year 2004 manufacturing volumes for its aircraft throughout fiscal year 2005.  As a result, the Company is forecasting further growth in 2005 in its general aviation revenues.  However, with respect to Cirrus, sales and manufacturing projections and timing is uncertain at this time.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2005.  Any negative impact on Cirrus’ sales would have a significantly negative impact on the Company’s revenues.

Near the end of fiscal year 2004, the Company finalized development of a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  The Company received the STC from the FAA on June 25, 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company has begun a direct marketing campaign which resulted in the sale and delivery of six BRS-182 units through the end of fiscal year 2004.  The Company has begun a direct marketing campaign on a factory direct basis for the BRS-182.  No assurances can be made as to the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

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

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, decreased by 6.4% during fiscal year 2004 compared to the prior fiscal year and accounted for 20.6% of the Company’s revenues for fiscal year 2004 versus 23.2% of the Company’s revenues for the prior fiscal of 2003.  The recreational aircraft products business continues to be impacted by several factors including general economic conditions, which have dramatically affected the United States recreational aircraft business, and delayed federal regulations that will change the rules under which recreational aircraft are operated.

There are new federal regulations that were enacted in July 2004, that management believes will positively affect the Company’s future recreational aircraft product sales.  The new regulations are expected to increase sales of a new category of aircraft called Light Sport Aircraft or LSA, which management believes may in turn increase demand for the Company’s recreational aircraft products.  No assurances can be given if these new regulations will have a positive impact on sales of the Company’s recreational aircraft products.  The Company has implemented plans to expand market penetration for the domestic market for recreational aircraft products with the restructuring of its distribution network and pricing schedules.  No assurances can be made that such plans as implemented will have a material impact on the Company’s recreational aircraft product sales.

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

Gross Margin

Gross margin as a percentage of revenues was 38.6% for fiscal year 2004 compared to 39.4% for fiscal year 2003.  The relatively consistent gross margin is the result of leveraging the Company’s operations personnel and manufacturing overhead over the revenue base.  A portion of the decrease in the gross margin is a result of price reductions granted to Cirrus Design under terms of the Purchase and Supply Agreement between the two companies.  The Company expects to provide additional pricing reductions to its larger customers in the future and as a result, gross margins are expected to be impacted as the Company provides these pricing concessions to its customers.  However, the Company has been successful in identifying cost savings and receiving material cost reductions and will continue to look for further savings and cost reductions on an ongoing basis.  The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 21.6% for fiscal year 2004 as compared to 18.5% for fiscal year 2003.  These costs have increased as a result of adjustments in the corporate office staff and sales staff, marketing outsourcing, expanded trade show activity, increased compensation, business development expenses and legal fees.  The increase in legal fees related to the legal proceedings noted in Item 3, increasing selling, general and administrative costs by approximately $40,000 for fiscal year 2004 compared to fiscal year 2003.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.  Furthermore, the Company does not have products liability insurance and must fund the expenses of its current product liability litigation.  In addition, requirements under the Sarbanes-Oxley Act will require increased expenditures as the Company implements expanded compliance infrastructure and oversight.

Research and Development, net

Effective September 16, 2002, the Company was working under a contract with the National Aeronautics and Space Administration (NASA) through its Small Business Innovation Research (SBIR) program.  The contract, which was a follow on to a Phase I feasibility study, and was entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II award was granted under a firm fixed contract for $598,694 with a period of performance not to exceed 24 months.  In September 2004, work was completed under the contract with total billings amounting to approximately $575,000 of the allowable amount, with $386,000 and $189,000 billed in fiscal year 2004 and 2003, respectively.  No assurances can be made that the Phase II contract work will result in future products and revenues for the Company.

Third party funding has offset a portion of the Company’s research and development costs for the current and prior fiscal years.  Offsets of $385,619 and $189,410 were reflected in the financial statements for fiscal years 2004 and 2003, respectively.  Gross research and development costs were 9.5% and 9.1% of sales for fiscal years 2004 and 2003, respectively and 3.9% and 6.2% of sales on a net basis for fiscal years 2004 and 2003, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  Gross research and development expenditures are expected to be higher for fiscal year 2005 compared with fiscal year 2004 with no offsets anticipated from outside sources.

Net Income and Earnings per Share

Income before income taxes as a percentage of revenues was 12.6% and 13.9% for fiscal years 2004 and 2003, respectively.    On a fully diluted basis, after-tax net income of $524,605 for fiscal year 2004 was 7.6% of sales or $0.08 per share, as compared to net income of $549,567, which was 8.4% of sales or $0.09 per share for the prior fiscal year.

Liquidity and Capital Resources:

Management intends to continue to fund its operations out of its current sales.  The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  The Company funds its non-contract research and development out of operations.  In February 2004, Cirrus Design exercised warrants to acquire 500,000 shares of Common Stock at an average exercise price of $1.13 per share for an aggregate cash consideration of $562,500.  As of September 30, 2004, the Company had a cash balance of $1,314,557.  On January 15, 2004 and April 5, 2004, the Company paid cash dividends of $0.06 and $0.0655 per share, respectively, for an aggregate of $820,176.  On November 22, 2004, the Company paid a cash dividend of $0.08 per share for an aggregate of $547,543.  The Company has a secured line-of-credit for $500,000, which was increased in October 2003 from its previous level of $250,000.  The Company has not drawn on that line during the current fiscal year as a result of positive cash flow from operations.  There is no balance currently outstanding under the line-of-credit.  Management believes that cash from current business operations, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period.

The Company anticipates a need to make continuing capital improvements to its current production facility and continued equipment and tooling upgrades, consistent with that of prior years.  In addition, the Company anticipates the need for expenditures to increase inventory levels during the fiscal year and beyond as a result of the production of general aviation recovery systems and further market penetration.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.  Furthermore, the Company does not presently have product liability insurance and must fund the expenses of its pending lawsuits.  The Company has incurred approximately $190,000 in legal fees for fiscal year 2004 attributable to all legal support matters and the defense of its pending lawsuits.  In addition, requirements under the Sarbanes-Oxley Act will require increased expenditures as the Company implements expanded compliance infrastructure and oversight.

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

Critical Accounting Policies and Estimates

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, inventory valuation allowance, the lives and continued usefulness of furniture, fixtures and leasehold improvements and contingencies.  Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at September 30, 2004, and the effects of these contractual obligations are expected to have on our liquidity and cash flows in future periods:

		1 Year	1-3	Over
	Total	or Less	Years	3 Years
Operating Leases	$72,671	$39,397	$33,274	—
Line of Credit Borrowings	—	—	—	—
Total	$72,671	$39,397	$33,274	—

ITEM 7.                                                     FINANCIAL STATEMENTS

For a list of the financial statements and related footnotes filed as part of this report, see the Index to Financial Statements beginning at Page F-1 of this annual report on Form 10-KSB.

ITEM 8.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a report on Form 8-K on July 9, 2003 disclosing the change in the registrant’s certifying accountants.  The July 9, 2003 Form 8-K as filed with the SEC is incorporated herein by reference.

There have been no disagreements with the Company’s independent certified public accountants on accounting principles or practices or financial statement disclosures.

ITEM 8A.                                            CONTROLS AND PROCEDURES

As of September 30, 2004, the Company carried out an evaluation, with the participation of our chief executive/chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the fourth quarter fiscal year 2004, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to the end of the fiscal year, in October 2004, the chief executive/chief financial officer resigned and was replaced on an interim basis by the chairman of the board as the chief executive officer/chief financial officer.  Although not anticipated, the resignation of the chief executive/chief financial officer could impact our internal controls and could be a factor which could significantly affect internal controls subsequent to such evaluation.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following documents are included or referenced in this report.

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

10.5

Employment Agreement dated January 1, 2004, between the Registrant and Mark B. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended December 31, 2003).

10.6

The Company filed a report on Form 8-K on March 2, 2004 disclosing the receipt of an equity contribution of $562,500 as a result of Cirrus Design Corporation’s exercise of common stock warrants. The March 2, 2004 Form 8-K as filed with the SEC is incorporated herein by reference.

10.7

The Company filed a report on Form 8-K on March 19, 2004 disclosing the declaration of a $0.0655 per share dividend. The March 19, 2004 Form 8-K as filed with the SEC is incorporated herein by reference.

10.8	The Company adopted the 2004 Stock Option Plan in conjunction with the 2004 Proxy Statement filed January 23, 2004 with the SEC. The 2004 Stock Option Plan as found under Appendix A of the filing is incorporated herein by reference.

10.9

The Company adopted a Code of Ethics for Senior Financial Executives in conjunction with the 2004 Proxy Statement filed January 23, 2004 with the SEC. The Code of Ethics as found under Appendix B of the filing is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the three months ended September 30, 2004.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to be billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for fiscal year 2004 and 2003 and reviews of the financial statements included in the Company’s Form 10KSB for fiscal year 2004 and 2003 were $29,250 and $26,470, respectively.

Audit-Related Fees

For fiscal 2004 and 2003, the Company’s auditors did not bill any fees for assurances and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning were $24,410 and $0 for fiscal year 2004 and 2003, respectively.

All Other Fees

For fiscal 2004 and 2003 the Company’s auditors did not bill any fees for any other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting.

Audit Committee

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than de minimis exceptions permitted by the Sarbanes Oxley Act of 2002).  This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting.  Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13 (a) of the Securities and Exchange Act of 1934.  Approximately 100% of fees paid to the Company’s auditors were pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Ballistic Recovery Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 9, 2004.

Ballistic Recovery Systems, Inc.

By:	/s/ Robert L. Nelson
Robert L. Nelson
Principal Executive Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Ballistic Recovery Systems, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert L. Nelson	Chairman of the Board, Principal Executive Officer and Principal Accounting Officer	December 9, 2004
Robert L. Nelson

/s/ Thomas H. Adams, Jr.	Director	December 9, 2004
Thomas H. Adams, Jr.

/s/ Darrel D. Brandt	Director	December 9, 2004
Darrel D. Brandt

/s/ Boris Popov	Director	December 9, 2004
Boris Popov

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Audit Committee and Board of Directors

Ballistic Recovery Systems, Inc.

St. Paul, Minnesota

We have audited the accompanying balance sheet of Ballistic Recovery Systems, Inc. as of September 30, 2004 and 2003 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. as of September 30, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

November 4, 2004

Ballistic Recovery Systems, Inc.

Balance Sheets

September 30, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,314,557	$862,495
Accounts receivable - net of allowance for doubtful
accounts of $10,000 and $10,000 respectively	402,113	326,321
Note receivable - shareholder	12,500	—-
Inventories	1,132,496	1,118,190
Deferred tax asset — current portion	106,000	114,000
Prepaid expenses	44,025	60,695
Total current assets	3,011,691	2,481,701

Furniture, fixtures and leasehold improvements	591,767	467,578
Less accumulated depreciation and amortization	(292,164)	(207,038)
Furniture, fixtures and leasehold improvements — net	299,603	260,540

Other assets:
Patents, net of accumulated amortization of $10,053 and $9,367, respectively	1,611	2,297
Long-term prepaid expenses	53,120	77,972
Covenant not to compete, net of accumulated amortization of $335,908 and $300,388, respectively	43,530	79,050
Total other assets	98,261	159,319

Total assets	$3,409,555	$2,901,560

Liabilities And Shareholders’ Equity
Current liabilities:
Current portion of covenant not to compete, shareholder	$45,255	$40,561
Accounts payable	173,515	122,714
Customer deposits	79,061	116,827
Accrued payroll	100,451	103,229
Other accrued liabilities	342,635	198,415

Total current liabilities	740,917	581,746

Covenant not to compete, shareholder, less current portion	4,000	49,254

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized;6,844,284 and 6,245,929 shares, respectively, issued and outstanding)	68,443	62,459
Additional paid-in capital	3,468,301	2,784,635
Accumulated deficit	(872,106)	(576,534)
Total shareholders’ equity	2,664,638	2,270,560

Total liabilities and shareholders’ equity	$3,409,555	$2,901,560

See notes to financial statements.

Ballistic Recovery Systems, Inc.

Statements of Operations

For the Years Ended September 30, 2004 and 2003

	2004	2003
Sales	$6,928,382	$6,549,011
Cost of sales	4,252,531	3,966,125

Gross profit	2,675,851	2,582,886

Selling, general and administrative	1,494,447	1,211,567
Research and development	272,782	407,171

Income from operations	908,622	964,148

Other income (expense):
Interest expense	(7,875)	(14,905)
Intangible amortization	(35,519)	(43,083)
Other income (expense)	4,377	3,407

Income before income taxes	869,605	909,567

Income taxes expense	345,000	360,000

Net income	$524,605	$549,567

Basic earnings per common share	$0.08	$0.09

Weighted average number of shares outstanding — Basic	6,577,281	6,222,399

Diluted earnings per common share	$0.08	$0.09

Weighted average number of shares outstanding — Diluted	6,910,530	6,346,373

Dividends per share	$0.1255	$0.05

See notes to financial statements.

Ballistic Recovery Systems, Inc.

Statements of Shareholders’ Equity

For the Years Ended September 30, 2004 and 2003

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2002	6,209,737	$62,098	$2,764,197	$(817,185)	$2,009,110

Issuance of stock in cashless transactions	36,192	361	(361)	—	—
Expenses from stock based transaction	—	—	20,799	—	20,799
Dividend declaration	—	—	—	(308,916)	(308,916)
Net Income	—	—	—	549,567	549,567

Balance September 30, 2003	6,245,929	62,459	2,784,635	(576,534)	2,270,560

Issuance of stock in cashless transactions	27,105	271	(271)	—	—
Stock warrant exercise	500,000	5,000	557,500	—	562,500
Stock option exercises for cash	21,250	213	9,787	—	10,000
Stock option exercises under note receivable — shareholder	50,000	500	12,000	—	12,500
Expenses from stock based transaction	—	—	104,650	—	104,650
Dividend declaration	—	—	—	(820,177)	(820,177)
Net Income	—	—	—	524,605	524,605

Balance September 30, 2004	6,844,284	$68,443	$3,468,301	$(872,106)	$2,664,638

See notes to financial statements.

Ballistic Recovery Systems, Inc.

Statements of Cash Flow

For the Years Ended September 30, 2004 and 2003

	2004	2003
Cash flows from operating activity:
Net income	$524,605	$549,567
Adjustments to reconcile net income to net cash
From operating activity:
Deferred income tax	8,000	305,000
Depreciation and amortization	85,813	68,639
Amortization of covenant not to compete	35,519	37,944
Expense from stock based transaction	104,650	20,799
Loss on retirement of furniture and equipment	—	1,096
(Increase) decrease in:
Accounts receivable, net	(75,792)	(247,376)
Inventories	(14,306)	(290,292)
Prepaid expenses	16,670	(12,324)
Long-term prepaid expenses	24,852	25,239
Increase (decrease) in:
Accounts payable	50,801	71,132
Customer deposits	(37,766)	(75,927)
Accrued payroll and other accrued liabilities	141,442	(115,930)

Net cash from operating activities	864,488	337,567

Cash flows from investing activities:
Capital expenditures	(124,189)	(127,430)

Net cash from investing activities	(124,189)	(127,430)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	562,500	—
Proceeds from exercise of common stock options	10,000	—
Principal payments on covenant not to compete	(40,560)	(36,355)
Dividends paid	(820,177)	(308,916)

Net cash from financing activities	(288,237)	(345,271)

Increase (decrease) in cash and cash equivalents	452,062	(135,134)
Cash and cash equivalents - beginning of year	862,495	997,629

Cash and cash equivalents - end of year	$1,314,557	$862,495

See notes to financial statements.

Ballistic Recovery Systems, Inc.

Notes to Financial Statements

September 30, 2004 and 2003

1.     Nature of Business

Ballistic Recovery Systems, Inc. (the “Company”) designs, manufactures and distributes rocket deployed whole-aircraft emergency parachute systems for use on general aviation and recreational aviation aircraft. The emergency parachute systems are intended for use in the event of an in-air emergency and are designed to bring down the entire aircraft and its occupants under the parachute canopy.  In the general aviation market, the Company is currently producing and selling emergency recovery systems for four four-place general aviation aircraft, known as the Cirrus Design SR20 (SR20) and SR22, and the Cessna 172 and 182.  The products for Cirrus Design were developed in a joint effort between the Company and Cirrus Design.  The Cirrus Design aircraft were certified by the Federal Aviation Administration (FAA) in 1998 and 2000, respectively, and features the Company’s parachutes as standard equipment.  In July 2002 and July 2004, respectively, the Company received FAA approval for the Cessna 172 and 182 systems for the aftermarket.  In the recreational aviation market, the Company sells products to several hundred different aircraft designs that are categorized as ultralights and experimental aircraft.  The Company’s products are sold both domestically and internationally.

2.     Summary of Significant Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash Concentrations

Bank balances exceeded federally insured levels during 2004 and 2003 and exceeded federally insured levels as of September 30, 2004.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Cash and Cash Equivalents

Short-term investments with an original maturity of three months or less are considered to be cash equivalents and are stated at their fair value.

Accounts Receivable, credit risk and allowance for doubtful accounts

The Company sells its products to domestic and foreign companies.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both September 30, 2004 and 2003.The Company’s contract research and development projects are billed to its customers on an uncollateralized credit basis.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design, which represented 75% of the Company’s total sales for both fiscal years 2004 and 2003.  This customer also accounted for 81% (or $325,000) and 44% (or $142,000) of accounts receivable at September 30, 2004 and 2003, respectively.  The Company supplies parachute systems to Cirrus Design from the Company’s general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, alternative dealers or distributors can be established.

Valuation of Inventories

Out inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We maintain a standard costing system for our inventories.  Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of our standard costing system.  Sudden or continuing changes in the Company’s product markets could result in significant production variances from our standard rates.  These variances could directly impact our gross profit performance and may cause variability in gross profit results from reporting period to reporting period.  Our labor and overhead rates are set for production rates that match typical market conditions.  Production variances are charged to cost of sales each quarter as incurred.  Material standards are based upon normal purchase volumes.  Purchase price variances are charged to cost of sales each quarter as incurred.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the year ended September 30, 2004.

Customer Deposits

The Company requires order deposits from most of its domestic and international customers.  These deposits represent either partial or complete down payments for orders.  These down payments are recorded as customer deposits.  The deposits are recognized as revenue when the product is shipped.

Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under

Statement of Financial Accounting Standards (SFAS) 109.  Temporary differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; depreciation; and accrued expenses not currently deductible.

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years for equipment and leasehold improvements and ten years for the airplane. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, or the estimated useful life of the assets.

Intangibles

Patents are recorded at cost and are being amortized on a straight-line method over 17 years.  The covenant not to compete is recorded at cost and is being amortized using the straight-line method over the ten-year term of the agreement.  Other intangible assets are recorded at cost and are being amortized on a straight-line method over five years.

Components of intangible assets are as follows:

	September 30, 2004		September 30, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:

Patents	$11,664	$10,053	$11,664	$9,367
Other intangible assets	$51,398	$51,398	$51,398	$51,398
Covenant not to compete	$379,438	$335,908	$379,438	$300,388

Amortization expense of intangible assets was $36,206 and $43,771 for the years ended September 30, 2004 and 2003, respectively.  Amortization expense is estimated to approximate $9,540, $9,540, $9,093, $8,853 and $8,115 for the years ending September 30, 2005, 2006, 2007, 2008 and 2009, respectively.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company’s financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the fiscal years ended September 30, 2004 and 2003, net income and comprehensive income were equivalent.

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

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation.  However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts.  The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25.  By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income applicable to common shares and net income per common share (basic and diluted) for plan options would have been decreased to the pro forma amounts indicated below.

	Fiscal Year ended September 30,
	2004	2003
Net Income:
As reported	$524,605	$549,567
Pro forma	$524,605	$523,357

Basic earnings per common share:
As reported	$0.08	$0.09
Pro forma	$0.08	$0.08

Diluted earnings per common share:
As reported	$0.08	$0.09
Pro forma	$0.08	$0.08

Stock based compensation:
As reported	$104,650	$20,799
Pro forma	—	$26,210

No options were granted or vested during fiscal year 2004.  The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 2003: dividend yield of 5.0%; expected volatility of 36.6%; risk-free interest rate of 2.6%; and expected lives of five years.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 333,249 and 123,974 shares of dilutive securities for fiscal year 2004 and 2003, respectively.

Following is a reconciliation of basic and diluted earnings per common share for fiscal year 2004 and 2003, respectively:

	Fiscal Year ended September 30,
	2004	2003
Earnings per common share — basic:

Net income	$524,605	$549,567

Weighted average shares outstanding	6,577,281	6,222,399

Earnings per common share — basic	$0.08	$0.09

Earnings per common share — diluted:

Net income	$524,605	$549,567

Weighted average shares outstanding	6,577,281	6,222,399
Common stock equivalents	333,249	123,974

Weighted average shares and potential diluted shares outstanding	6,910,530	6,346,373

Earnings per common share — diluted	$0.08	$0.09

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants to purchase 390,000 shares of common stock with a weighted average exercise price of $1.28 were outstanding at September 30, 2003, but were excluded from the computation of common share equivalents for the fiscal year ended September 30, 2003 because their exercise prices were greater than the average market price of the common shares.  No options were excluded from the computation of diluted earnings per share for the fiscal year ended September 31, 2004.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising Expenses

Non-direct response advertising expenses are recognized in the period incurred.  Non-direct response advertising expenses totaled $45,399 in 2004 and $88,838 in 2003.

Shipping and Handling Costs

The Company records amounts being charged to customers for shipping and handling as sales and costs incurred in cost of sales.

3.     New Product Development, Research and Development Funding and Income Recognition

In 1994, the Company entered into an agreement with Cirrus Design, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus Design SR20 (SR20), on October 23, 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus Design began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.  The SR22 became the third of the Company’s products to have received FAA certification (the BRS150 and SR20 products being the others).  For fiscal year 2004, approximately 75% of the Company’s total revenues were generated from sales to Cirrus Design.

In fiscal year 2001 the Company began development of a parachute system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding, which took the form of equity and project specific funding, to develop and test such a recovery system.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.  The Company made its first customer delivery in September 2002 with twelve total systems installed through the end of fiscal year 2004.

During fiscal year 2004, the Company developed a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  The Company received the STC from the FAA on June 25, 2004.   This Supplemental Type Certificate (“STC”) allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company has begun a direct marketing campaign which resulted in the sale and delivery of six BRS-182 units through the end of fiscal year 2004.

In November 2001, the Company entered into a contract with NASA for the Company’s second Phase I Small Business Innovation Research (“SBIR”) grant.  The Company has been a successful recipient of both Phase I and Phase II SBIR research grants in prior years.  The contract, which was a Phase I feasibility study, was completed in May 2002 and was a firm-fixed grant for $68,571.  The Phase I award is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  Following the Phase I work, the Company applied for a follow-on Phase II grant and effective September 16, 2002 the Company began work under a two-year contract for a firm fixed award of $598,694.  Work under the contract was completed in September 2004 with total contract billings of $575,000.  During the years ended September 30, 2004 and 2003, the Company offset expenses by $385,619 and $189,410, respectively.  NASA and the United States Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

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

Warrant #	Exercise Period	Warrant Shares	Exercise Price per Warrant Share	Purchase Commitment
4	01-2004 to 02-2005	650,000	$1.25	500 Units in Calendar 2004

Cirrus has the right to exercise the warrant during the exercise period for the stated exercise price. Cirrus has not indicated to the Company its intentions with regards to the exercise of this warrant.

Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company has and will record a reduction in sales related to the warrants earned by Cirrus for fiscal year 2004 and 2003.  Sales have been reduced by $104,650 and $20,799 for fiscal year 2004 and 2003, respectively.  Based on EITF 96-18, the warrants are not considered earned until the products are sold.

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

On August 16, 2004, the Company extended the non-compete period by five additional years in exchange for the exercise of stock options held by SCI’s president under a stock subscription agreement backed by a promissory note.  The note has a principal sum of $12,500 together with aggregate interest on the unpaid principal balance of $2,500.  Payments under the note begin July 1, 2005 and continue monthly with a final maturity date of October 1, 2005.  The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over fifteen years as shown in the accompanying financial statements.

Future payments under this agreement are as follows:

Fiscal Year	Future Dollars	Present Dollars
2005	$48,436	$45,255
2006	4,036	4,000
	$52,472	$49,255

6.     Other Financial Information

Inventories

The components of inventory consist of the following at September 30:

	2004	2003
Raw materials	$778,707	$811,538
Work in process	325,561	93,701
Finished goods	28,228	212,951
Total inventories	$1,132,496	$1,118,190

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at September 30:

	2004	2003
Office furniture and equipment	$237,587	$172,454
Manufacturing equipment	260,307	201,251
Airplane	93,873	93,873
Total fixed assets	$591,767	$467,578

Depreciation Expense

Depreciation expense totaled $85,126 in 2004 and $62,812 in 2003.

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

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at September 30, 2004 and 2003:

	2004	2003
Bonus and Profit Sharing Plan Accrual	$132,733	$139,875
Income Tax Accrual	182,602	39,071
Other Miscellaneous Accruals	27,300	19,469
	$342,635	$198,415

Export Sales

The Company’s international sales are made through independent representatives in various foreign countries.  International sales as a percentage of total sales were 9% in 2004 and 5% in 2003.

Major Suppliers

During the fiscal years ended September 30, 2004 and 2003, the Company purchased its parachutes from a certain key vendor. The Company manufactures its own ballistic devices, but the propellant for the ballistic devices is purchased from a single source.  In August 2004, the Company signed a three year supply agreement with extensions with its propellant supplier.  The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company’s needs.

Related Parties

Through December 2003, the Company contracted with an officer/shareholder of the Company to coordinate its advertising, at which time the arrangement was cancelled.  Total advertising expenses were $45,399 and $88,838 for fiscal year 2004 and 2003, respectively, with $15,100 and $39,259, respectively of these total being paid to this individual.  The advertising rates charged were at or below current market rates.  There were no outstanding balances due to this related party as of September 30, 2004 or 2003.

The Company paid consulting fees to a member of the board of directors for services provided in the amount of $4,101 in fiscal year 2004.

Profit Sharing Plan

The Company adopted a pre-tax salary reduction plan, under the provisions of Section 401(k) of the Internal Revenue Code, in fiscal year 2000, which covers its full-time employees over age 21.  The Company will match 25% of the first 4% contributed by the employee.  Company match contributions made for the years ended September 30, 2004 and 2003, respectively, were $11,514 and $8,668.  The Company can also make discretionary profit sharing contributions.  Company contributions made at the discretion of management and the board of directors for the years ended September 30, 2004 and 2003, respectively, were $55,349 and $53,512.

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

Backlog of Orders

As of September 30, 2004 and 2003, the Company had a backlog of orders totaling approximately $1,842,000 and $1,867,000, respectively. The backlogs included over $1.6 million of orders for the Cirrus Design aircraft for both periods.  The 2004 backlog is expected to be filled within 12 months.  Cirrus Design is currently producing aircraft at levels, which has made it the largest producer of single engine piston aircraft in the world ahead of Cessna Aircraft Company.  Due to the backlog period involved, however, it is possible that there could be cancellations of a portion of the currently backlogged orders.  The Company expects to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders.  The Company cautions investors who may utilize published bookings and backlog information as tools to forecast the Company’s revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

7.     Line-of Credit Borrowings

For fiscal year 2003, the Company had a $250,000 line-of-credit for use in operations.  In October 2003, the Company negotiated an increase in the line-of-credit to $500,000.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The current line-of-credit expires March 6, 2005.  The line calls for a variable interest rate of 5.09% at September 30, 2004.  At September 30, 2004 and 2003 there were no outstanding balances under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

8.     Income Taxes

At September 30, 2004 and 2003, the Company did not have any federal or state net operating loss carryforwards.  The provision for income taxes consisted of the following components for the years ended September 30:

Current:	2004	2003
Federal	$283,000	$—
State	70,000	55,000
Deferred	(8,000)	305,000
	$345,000	$360,000

Components of net deferred income taxes are as follows at September 30:

	2004	2003
Deferred income tax assets:
Amortization	$10,000	$12,000
Allowance for doubtful accounts	4,000	4,000
Vacation accruals	23,000	28,000
Asset valuation reserves	40,000	51,000
Other accruals	2,000	—
Inventory Section 263 adjustment	40,000	40,000
	119,000	135,000
Deferred income tax liabilities - depreciation	(13,000)	(21,000)
Net deferred income tax assets	$106,000	$114,000

Reconciliation between the statutory rate and the effective tax rate for the years ended September 30, is as follows:

	2004	2003
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	6.4	6.4
Other	(0.7)	(0.8)
Effective tax rate	39.7%	39.6%

9.     Common Stock

Stock Options

In March 2004, the shareholders at their annual meeting approved the 2004 Stock Option Plan (the 2004 Plan), which provides for the granting of up to 600,000 options to officers, directors, employees and consultants for the purchase of stock.  No grants were made under this plan in fiscal year 2004.

During fiscal year 2003, the Company has issued options to various directors, officers, employees and others on a discretionary basis.  Stock option activity for fiscal years 2004 and 2003 is as follows:

	Number of Shares	Option Price Range per Share
Balance at September 30, 2002	417,086	$0.25 to $1.38

Granted during fiscal year 2003	80,000	$1.05
Converted to stock under cashless transaction	(70,836)	$0.31 to $0.75

Balance at September 30, 2003	426,250	$0.25 to $1.38

Granted during fiscal year 2004	—	—
Converted to stock under cashless transaction	(35,000)	$0.50 to $0.69
Options exercised	(71,250)	$0.25 to $0.50
Expirations	(10,000)	$0.44

Balance at September 30, 2004	310,000	$0.44 to $1.38

Weighted average fair value of options granted during fiscal year 2004	—

Weighted average fair value of options granted during fiscal year 2003	$0.23

At September 30, 2004:
Options vested and exercisable	310,000
Shares available for options	600,000

At September 30, 2003:
Options vested and exercisable	426,250
Shares available for options	—

The following tables summarize information about stock options outstanding as of September 30, 2004:

Options Outstanding
	Weighted-Average	Weighted-Average
	Number	Remaining	Exercise
Exercise Price	Outstanding	Contractual Life	Price

$0.44	30,000	1.13	$0.44
$0.91	60,000	1.46	$0.91
$1.05	80,000	3.46	$1.05
$1.25	60,000	0.46	$1.25
$1.38	80,000	2.46	$1.38

$0.44 to $1.38	310,000	2.00	$1.09

Stock Warrants

As of September 30, 2004, the Company had a total of 650,000 common stock warrants outstanding relating to the Purchase and Supply Agreement with Cirrus Design.  Cirrus Design met their minimum purchase commitment for the exercise of the outstanding warrant.  The price of these warrants is $1.25 per share and the warrants expire February 28, 2005 if they are not exercised.

10.  Commitments and Contingencies

Leases

The Company leases its production facility on an airport in South St. Paul, Minnesota. Total rental expense for this operating lease during 2004 and 2003 was $40,556 and $39,706, respectively.  The Company bought out the remaining portion of its five-year sublease with its landlord in September 2002.  This buyout resulted in short-term prepaid lease expense of $24,851 at September 30, 2004 and 2003, and long-term prepaid lease expense of $53,120 and $77,972, respectively, as reflected in the accompanying financial statements.  This buyout allowed the Company to become a direct lessee with the City of South St. Paul.  This lease expires December 31, 2007.

The Company leases a second facility on the same airport for use in research and development.  Total rental expense for this operating lease during 2004 was $30,839.  This lease expires October 31, 2005.

Future minimum lease payments required on non-cancelable operating leases at September 30, 2004 are as follows:

Fiscal Year	Amount
2005	$39,397
2006	17,627
2007	15,647
2008	3,912

Total	$76,583

Legal Proceedings

(a)  In August 2003, the Company was served in two related actions, Kathleen F. Fischer, Individually and as personal representative of the Estate of Joseph C. Fischer v. Cirrus Design Corp., Ballistic Recovery Systems, Inc., and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0782 (HGM/DEP), and Susan Sedgwick, Individually, on her own behalf as surviving spouse of Thomas P. Sedgwick, as Executrix of the Estate of Thomas P. Sedgwick, deceased, and on behalf of all interested beneficiaries, including Jamie Lynn Sedgwick and Jacqueline Ann Sedgwick v. Cirrus Design Corp., Ballistic Recovery Systems, Inc. and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0592 (HGM/DEP).

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

(b)  In April 2004, the Company notified Charles F. Parsons of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification being sent to Mr. Parsons, both the Company and Mr. Parsons filed suit against each other.  The Company filed suit to formalize the termination of the contract and Mr. Parsons filed suit to block the termination of the contract.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company intends to vigorously defend this matter.

(c)  In September 2004, an action against the Company has been commenced by the estate of Douglas Lefebvre arising from the crash of a Sabian Rans S-12XL near Mexican Hat, Utah on September 22, 2002.  Mr. Lefebvre was the passenger on the aircraft.  The suit was only recently commenced and discovery has just begun.  However, the Company has the report of the National Transportation Safety Board which investigated the accident.  The Safety Board concluded that the pilot inadvertently stalled the aircraft and then he failed “to follow the proper emergency procedures for activating his Ballistic Recovery System.”  The Safety Board went on to say that “contributing factors [in the accident] were the improper installation of the BRS by the pilot . . . .”  The Company believes that it has strong defenses to the action, but is unable to predict the outcome or estimate what amount of damages, if any, that might be awarded in this action.

11.  Supplemental Cash Flow Information

Cash paid for:	2004	2003
Interest	$7,875	$14,905
Income taxes	201,469	121,463

Summary of non-cash activity:

•                  The Company issued 50,000 shares of common stock on August 16, 2004 through the exercise of stock options in exchange for a note receivable in the amount of $12,500 plus interest.

•                  Options to acquire 35,000 shares and 70,836 shares of the Company’s common stock were converted into 27,105 shares and 36,192 shares of the Company’s common stock in cashless transactions during fiscal year 2004 and 2003, respectively.

12.  Subsequent Events

On October 14, 2004, Ballistic Recovery Systems, Inc., a Minnesota corporation (the “Company”) and Mark B. Thomas entered into a Resignation, Consulting, Non-Competition and General Release Agreement (the “Agreement”) in connection with Mr. Thomas’ resignation as Chief Executive Officer, Chief Financial Officer, President, and as a director of the Company.  Pursuant to the terms of the Agreement, Mr. Thomas resigned such offices effective October 14, 2004.  The Company and Mr. Thomas agreed to terminate that certain Employment Agreement between such parties which was effective January 1, 2004.  Mr. Thomas agreed to become a consultant to the Company for a 90 day period for $5,000 per month pursuant to which Mr. Thomas would provide certain services to the Company up to a maximum of 25 hours per month.  For services requested by the Company’s Board beyond such monthly amount, Mr. Thomas would be paid $200 per hour.  Mr. Thomas would also be reimbursed, consistent with Company internal policy for accrued vacation time and reimbursable business expenses and would have his healthcare benefits extended for the shorter of 18 months or such time as Mr. Thomas obtains comparable replacement coverage.

At a meeting on October 27, 2004, the Company’s Board of Directors declared a dividend of $0.08 per share for all holders of record as of the close of business on November 8, 2004 and payable November 22, 2004.