Form 10QSB
period 2004-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2005-02-14
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2004

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number  0-15318

BALLISTIC RECOVERY SYSTEMS, INC.

(Exact name of issuer as specified in its charter)

Minnesota	41-1372079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Airport Road, South St. Paul, Minnesota	55075-3541
(Address of Principal Executive Offices)	(Zip Code)

(651) 457-7491
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒    No  ☐

As of January 24, 2005 there were 6,859,284 outstanding shares of common stock, par value $0.01 per share.

Ballistic Recovery Systems, Inc.

Balance Sheets

	December 31, 2004 (Unaudited)	September 30, 2004 (Audited)
Assets
Current assets:
Cash and cash equivalents	$851,884	$1,314,557
Accounts receivable – net of allowance for doubtful accounts of $10,000 and $10,000 respectively	278,319	402,113
Note receivable – shareholder	12,500	12,500
Inventories	1,177,296	1,132,496
Deferred tax asset – current portion	106,000	106,000
Prepaid expenses	48,227	44,025
Total current assets	2,474,226	3,011,691

Furniture, fixtures and leasehold improvements	597,819	591,767
Less accumulated depreciation and amortization	(315,205)	(292,164)
Furniture, fixtures and leasehold improvements – net	282,614	299,603

Other assets:
Patents, net of accumulated amortization of $10,224 and $10,053, respectively	1,440	1,611
Long-term prepaid expenses	46,908	53,120
Covenant not to compete, net of accumulated amortization of $356,919 and $335,908, respectively	248,092	43,530
Total other assets	296,440	98,261

Total assets	$3,053,280	$3,409,555

Liabilities And Shareholders’ Equity
Current liabilities:
Current portion of covenant not to compete, shareholders	$120,479	$45,255
Accounts payable	225,379	173,515
Customer deposits	80,627	79,061
Accrued payroll	75,378	100,451
Other accrued liabilities	233,614	342,635
Total current liabilities	735,477	740,917

Covenant not to compete, shareholders, less current portion	70,022	4,000

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,859,284 and 6,844,284 shares, respectively, issued and outstanding)	68,593	68,443
Additional paid-in capital	3,546,982	3,468,301
Accumulated deficit	(1,367,794)	(872,106)
Total shareholders’ equity	2,247,781	2,664,638

Total liabilities and shareholders’ equity	$3,053,280	$3,409,555

See notes to financial statements.

Ballistic Recovery Systems, Inc.

Statements of Operations

For the Three Months Ended December 31, 2004 and 2003

(UNAUDITED)

	2004	2003
Sales	$1,866,623	$1,489,965
Cost of sales	1,097,858	960,826

Gross profit	768,765	529,139

Selling, general and administrative	508,768	351,947
Research and development	82,429	48,528
Stock based compensation	69,206	—
Intangible amortization	21,011	9,486

Income from operations	87,351	119,178

Other income (expense):
Interest expense	(1,949)	(2,381)
Other income	1,749	1,322

Income before income taxes	87,151	118,119

Income taxes expense	35,296	61,641

Net income	$51,855	$56,478

Basic earnings per common share	$0.01	$0.01

Weighted average number of shares outstanding – Basic	6,847,708	6,245,929

Diluted earnings per common share	$0.01	$0.01

Weighted average number of shares outstanding – Diluted	7,287,353	6,407,680

Dividends per share	$0.08	$0.06

See notes to financial statements.

Ballistic Recovery Systems, Inc.

Statements of Cash Flow

For the Three Months Ended December 31, 2004 and 2003

(UNAUDITED)

	2004	2003
Cash flows from operating activity:
Net income	$51,855	$56,478
Adjustments to reconcile net income to net cash from operating activity:
Depreciation and amortization	23,699	18,115
Amortization of covenant not to compete	21,011	9,486
Loss on disposal of furniture, fixtures and leasehold improvements	2,435	—
Expense from stock based transaction - warrant	—	35,000
Expense from stock based compensation - employee	69,206	—
(Increase) decrease in:
Accounts receivable, net	123,794	(163,094)
Inventories	(44,800)	46,136
Prepaid expenses	(4,202)	3,274
Long-term prepaid expenses	6,212	—
Increase (decrease) in:
Accounts payable	51,864	20,988
Customer deposits	1,566	(71,633)
Accrued payroll and other accrued liabilities	(134,094)	(86,806)

Net cash provided by (used in) operating activities	168,546	(132,056)

Cash flows from investing activities:
Capital expenditures	(8,974)	(52,779)

Net cash used in investing activities	(8,974)	(52,779)

Cash flows from financing activities:
Proceeds from exercise of common stock options	9,625	—
Principal payments on covenant not to compete	(84,327)	(9,728)
Dividends paid	(547,543)	(375,313)

Net cash used in financing activities	(622,245)	(385,041)

Decrease in cash and cash equivalents	(462,673)	(569,876)
Cash and cash equivalents - beginning of year	1,314,557	862,495

Cash and cash equivalents - end of period	$851,884	$292,619

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,949	$2,381
Cash paid for taxes	$100,721	$33,000
Noncash investing and financing activities:
Issuance of covenant not to compete agreement	$225,573	—

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

(UNAUDITED)

A.            Summary of Significant Accounting Policies

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

Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.  These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004, previously filed with the Securities and Exchange Commission.

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

Cash Concentrations

Bank balances exceeded federally insured levels during the first quarters of fiscal year 2005 and 2004 and exceeded federally insured levels as of December 31, 2004.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Accounts Receivable, Credit Risk and Allowance for Doubtful Accounts

The Company sells its products to domestic and foreign customers.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  There were no accounts written off during the quarter ended December 31, 2004.   Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both December 31, 2004 and September 30, 2004.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design (Cirrus), which represented 80% and 78% of the Company’s total sales for first quarter of fiscal years 2005 and 2004.  This customer also accounted for 80% (or $224,000) and 81% (or $325,000) of accounts receivable at December 31, 2004 and September 30, 2004, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, alternative dealers or distributors can be established.

Valuation of Inventories

Our inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  We maintain a standard costing system for our inventories.  Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of our standard costing system.  Sudden or continuing changes in the Company’s product markets could result in significant production variances from our standard rates.  These variances could directly impact our gross profit performance and may cause variability in gross profit results from reporting period to reporting period.  Our labor and overhead rates are set for production rates that match typical market conditions.  Production variances are charged to cost of sales each quarter as incurred.  Material standards are based upon normal purchase volumes.  Purchase price variances are charged to cost of sales each quarter as incurred.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the quarter ended December 31, 2004.

Customer Deposits

The Company requires order deposits from most of its domestic and international customers.  These deposits represent either partial or complete down payments for orders.  These down payments are recorded as customer deposits.  The deposits are recognized as revenue when the product is shipped.  The Company’s major customer, Cirrus, does not make order deposits.

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

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation.  However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts.  The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25.  By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income applicable to common shares and net income per common share (basic and diluted) for plan options would not have changed as indicated below.

	Quarter ended December 31,
	2004	2003
Net Income:
As reported	$51,855	$56,478
Pro forma	$51,855	$56,478

Basic earnings per common share:
As reported	$0.01	$0.01
Pro forma	$0.01	$0.01

Diluted earnings per common share:
As reported	$0.01	$0.01
Pro forma	$0.01	$0.01

Stock based compensation:
As reported	$69,206	$—
Pro forma	$—	$—

No options were granted or vested during the first quarter of fiscal years 2005 and 2004.  Had options been granted, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 439,645 and 161,751 shares of dilutive securities for the first quarter of fiscal years 2005 and 2004, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the quarters ended December 31, 2004 and 2003, respectively:

	Quarter ended December 31,
	2004	2003
Earnings per common share – basic:

Net income	$51,855	$56,478

Weighted average shares outstanding	6,847,708	6,245,929

Earnings per common share – basic	$0.01	$0.01

Earnings per common share – diluted:

Net income	$51,855	$56,478

Weighted average shares outstanding	6,847,708	6,245,929
Common stock equivalents	439,645	161,751

Weighted average shares and potential diluted shares outstanding	7,287,353	6,407,680

Earnings per common share – diluted	$0.01	$0.01

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Options and warrants to purchase 390,000 shares of common stock with a weighted average exercise price of $1.28 were outstanding at December 31, 2003, but were excluded from the computation of common share equivalents for the quarter ended December 31, 2003 because their exercise prices were greater than the average market price of the common stock.  All outstanding options and warrants (945,000 shares) at December 31, 2004 were included in the computation of common share equivalents because their respective exercise prices were less than the average market price of the common stock.

Recently Issued Accounting Pronouncements

In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003.  FIN 46R be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers.  The adoption of FIN 46R did not have an effect on the Company’s financial statements.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

B.            New Product Development, Research and Development Funding and Income Recognition

In 1994, the Company entered into an agreement with Cirrus, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus SR20 (SR20), on October 23, 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.  The SR22 became the third of the Company’s products to have received FAA certification (the BRS-150 and SR20 products being the others).  For the first quarter of fiscal year 2005, approximately 80% of the Company’s total revenues were generated from sales to Cirrus.

In fiscal year 2001 the Company began development of a parachute system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding, which took the form of equity and project specific funding, to develop and test such a recovery system.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.  The Company made its first customer delivery in September 2002.   The Company did not deliver any BRS-172 systems during the first quarter of fiscal year 2005.

During fiscal year 2004, the Company developed a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  The Company received the Supplemental Type Certificate (STC) from the FAA on June 25, 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company delivered two (2) BRS-182 systems during the first quarter of fiscal year 2005.

Through the fourth quarter of fiscal year 2004, the Company was working under a contract with NASA for the Company’s second Phase II Small Business Innovation Research (“SBIR”) grant.  The Phase II grant entitled “Advanced Aircraft Parachute Recovery System” was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  During the prior fiscal year quarter ended December 31, 2003 the Company recorded an offset to research and development expenses by $79,175 and recorded a corresponding receivable.  There were no offsets to expenses in the current fiscal year quarter as the contract was completed prior to the start of the current fiscal year.   NASA and the United States Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

C.            Purchase and Supply Agreement

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus, the manufacturer of the SR20 and SR22 aircraft that utilize the Company’s parachute system as standard equipment.  Under the Agreement, Cirrus was issued four warrants to acquire an aggregate of up to 1.4 million shares of unregistered Company common stock.  In order to execute the warrants, Cirrus must meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over the subsequent five years. Cirrus met their minimum purchase commitment for the first warrant period, but such warrant for 250,000 shares expired unexercised on February 28, 2003. Cirrus met their minimum purchase commitment for warrants number two and three, and exercised these warrants for 500,000 shares, on February 29, 2004, for an aggregate exercise price of $562,500.  Cirrus has met their minimum purchase commitment for warrant number four in June 2004.  The corresponding number of shares under this remaining warrant and the warrant strike price are as follows:

			Exercise Price per	Purchase
Warrant #	Exercise Period	Warrant Shares	Warrant Share	Commitment
4	01-2004 through 02-2005	650,000	$1.25	500 Units in Calendar 2004

Cirrus has the right to exercise the warrant during the exercise period for the stated exercise price. On February 10, 2005, the Company received formal notification from Cirrus of their intent to exercise Warrant #4 of 650,000 warrants with an exercise price of $1.25 per share.

Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” the Company recorded a reduction in sales related to the warrants earned by Cirrus during fiscal year 2004.  The fourth and final warrant was earned and exercisable at June 2004, therefore no adjustments are necessary for fiscal year 2005.   Sales were reduced by $35,000 for the quarter ended December 31, 2003.

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

On October 14, 2004, the Company and Mr. Mark Thomas entered into a Resignation, Consulting, Non-Competition and General Release Agreement (the “Resignation Agreement”) in connection with Mr. Thomas’ resignation as Chief Executive Officer, Chief Financial Officer, President, and as a director of the Company.  Pursuant to the terms of the Resignation Agreement, Mr. Thomas resigned such offices effective October 14, 2004.

Mr. Thomas agreed, for a two year period, not to 1) call on or solicit Company customers, 2) directly or indirectly, become employed by, consult with, manage, own or operate any business engaged in the design, manufacturing, marketing or distribution of (i) emergency parachute recovery systems for recreational, general and commercial aviation aircraft and unmanned aircraft or (ii) general aviation aircraft.  Mr. Thomas also agreed not to divulge any trade secrets or confidential information regarding the Company.  In exchange for such Resignation Agreement, the Company agreed to pay Mr. Thomas an aggregate of $230,000; $60,000 of which was paid 15 days after execution of the Agreement and $170,000 of which would be paid over a 24 month period ($7,083 per month) during the compliance of Mr. Thomas’ non-competition /non-disclosure requirements.  The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over two years as shown in the accompanying financial statements.

Future payments under these agreements are as follows:

Fiscal Year	Future Dollars	Present Dollars
2005	$100,077	$95,761
2006	89,036	87,672
2007	7,083	7,068
	$196,196	$190,501

E.              Other Financial Information

Inventories

The components of inventory consist of the following at December 31, 2004 and September 30, 2004:

	12/31/2004	09/30/2004
Raw materials	$756,781	$778,707
Work in process	391,416	325,561
Finished goods	29,099	28,228
Total inventories	$1,177,296	$1,132,496

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at December 31, 2004 and September 30, 2004:

	12/31/2004	09/30/2004
Office furniture and equipment	$240,369	$237,587
Manufacturing equipment	263,577	260,307
Airplane	93,873	93,873
Total furniture, fixtures and leasehold improvements	$597,819	$591,767

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at December 31, 2004 and September 30, 2004:

	12/31/2004	09/30/2004
Bonus and Profit Sharing Plan Accrual	$34,775	$132,733
Income Tax Accrual	117,177	182,602
Other Miscellaneous Accruals	81,662	27,300
Total other accrued liabilities	$233,614	$342,635

Related Parties – Consulting Agreements with Directors

Effective as of November 17, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to new product/development to the Company.  Pursuant to this agreement, the term of which is six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and be paid an additional $50 per hour for each hour over the 64 hour minimum.  Consulting expenses for Mr. Popov were $5,600 for the three months ended December 31, 2004.

Also effective as of November 17, 2004, the Company entered into a Consulting Agreement with Mr. Thomas H. Adams, Jr., a director of the Company, pursuant to which Mr. Adams would provide certain consulting and advisory services to the Company relating to after market business development of the Company’s products.  Pursuant to this agreement, the term of which is six months, Mr. Adams is required to provide a minimum of 50 hours of services per month for $2,500 and be paid an additional $50 per hour for each hour over the 50 hour minimum.  Consulting expenses for Mr. Adams were $3,690 for the three months ended December 31, 2004.

Also effective as of November 17, 2004, the Company entered into an Interim Services Agreement with Robert L. Nelson, the Company’s Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer, in connection with his consulting services as interim Chief Executive Office, Chief Financial Officer and President while the Company pursued a candidate to fill those positions on a permanent basis.  The term of this agreement is three months, with an automatic renewal of three months unless otherwise agreed to in writing.  Mr. Nelson received $11,000 per month as a fee for his services during this Agreement. Consulting expenses for Mr. Nelson were $29,700 for the three months ended December 31, 2004.  Effective January 11, 2005, Mr. Nelson’s payment under this agreement was reduced to $4,000 per month and this agreement was extended an additional two months.

For all such agreements, the fees paid will be in addition to and independent of any fees or compensation owed to such directors in that capacity as non-employee directors.

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

F.              Line-of Credit Borrowings

In October 2003, the Company negotiated an increase in its line-of-credit to $500,000 for use in operations.  The line-of-credit was established on an annual renewal basis and is secured by all of the Company’s assets.  The current line-of-credit expires March 6, 2005.  The line calls for a variable interest rate equal to the LIBOR rate plus 3.25 % or 5.65% at December 31, 2004.  At December 31, 2004 and September 30, 2004 there were no outstanding balances under the line-of-credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

G.            Stock Warrants

As of December 31, 2004, the Company had a total of 650,000 common stock warrants outstanding relating to the Purchase and Supply Agreement with Cirrus.  Cirrus met their minimum purchase commitment for the exercise of the outstanding warrant.  The price of these warrants is $1.25 per share and the warrants expire February 28, 2005 if they are not exercised.

H.            Stock Options

During the first quarter of 2005, 15,000 stock options were exercised resulting in net proceeds to the Company of $9,625.  Also during the quarter, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of Common Stock for one additional year.  Under FASB Interpretation No. 44 – FIN 44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s Common Stock and the exercise price of the options as of the date of the Resignation Agreement.  The expense for the stock based compensation for the three months ended December 31, 2004 was $69,206.

I.                 Commitments and Contingencies

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

(b)  In April 2004, the Company notified Charles F. Parsons of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification being sent to Mr. Parsons, both Mr. Parsons and the Company filed suit against each other.  Mr. Parsons filed suit to block the termination of the contract and the Company filed suit to formalize the termination of the contract.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company intends to vigorously defend this matter.

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

J.              Dividend Payment

At a meeting on October 27, 2004, the Company’s Board of Directors declared a dividend of $0.08 per share for all holders of record as of the close of business on November 8, 2004 and payable November 22, 2004.  Total dividend paid amounted to $547,543.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations:

Sales

Sales for first quarter of fiscal year 2005 were $1,866,623 compared to $1,489,965 for the prior fiscal year 2004 first quarter, an increase of $376,658 or 25.3%.  Of this increase, the Company’s general aviation products, which consist primarily of sales to Cirrus Design Corporation (“Cirrus”), contributed 91.7% of this sales increase or $345,566.  The balance of this increase, or $31,092, resulted from increased sales of recreational aircraft products.  In the current fiscal year quarter, sales derived from the Company’s general aviation products, which consist primarily of sales to Cirrus, were up 28.9% over the prior fiscal year comparative quarter.  Sales from the Company’s general aviation products accounted for 82.6% of total sales for the first quarter of fiscal year 2005 compared to 80.3% of total sales for the first quarter of fiscal year 2004.  Overall, sales to Cirrus represented 80% of the Company’s total sales for the first fiscal quarter of 2005.  During the first quarter of fiscal year 2004, a reduction in sales was recorded which was attributed to an accounting-related adjustment for stock based compensation relating to the Cirrus stock purchase warrants. These warrants were granted as part of the purchase and supply agreement between the Company and Cirrus.  No further reductions to sales are expected for stock based compensation relating to the Cirrus stock purchase warrants.  The reductions recorded were $35,000 for the first quarter of fiscal year 2004

The Company’s general aviation product is standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.   The Company delivered 154 and 122 units to Cirrus in the first quarter of fiscal years 2005 and 2004, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company believes that Cirrus is expected to exceed fiscal year 2004 manufacturing volumes for its aircraft throughout fiscal year 2005.  As a result, the Company is forecasting further growth in 2005 in its general aviation revenues.  However, with respect to Cirrus, sales and manufacturing projections and timing is uncertain at this time.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2005.  Any negative impact on Cirrus’ sales would have a significantly negative impact on the Company’s revenues.

Near the end of fiscal year 2004, the Company finalized development of a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  The Company received the STC from the FAA on June 25, 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company has begun a direct marketing campaign on a factory direct basis.  The Company delivered two (2) BRS-182 units in the first quarter of fiscal year 2005.  No assurances can be made as to the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

The Company also has available for production the BRS-172 product for the Cessna 172 model aircraft which was certified in July 2002.  Since certified in July 2002, twelve systems have been sold. As mentioned previously, in April 2004, the Company notified Charles F. Parsons of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification being sent to Mr. Parsons, both Mr. Parsons and the Company filed suit against each other.  Mr. Parsons filed suit to block the termination of the contract and the Company filed suit to formalize the termination of the contract.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company intends to vigorously defend this matter.  Although certified, there can be no assurances that the BRS-172 product will sell in volumes that will have a material impact on the Company.

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, increased by 10.6% during the first quarter of fiscal year 2005 compared to the prior fiscal year quarter and accounted for 17.4% of the Company’s revenues for the first quarter of fiscal year 2005 versus 19.7% of the Company’s revenues for the prior fiscal quarter of 2004.  The recreational aircraft products business continues to be impacted by several factors including general economic conditions, which have dramatically affected the United States recreational aircraft business, increased European market competition, and delayed federal regulations that will change the rules under which recreational aircraft are operated.

Management believes that new federal aviation regulations enacted in July 2004 will positively affect the Company’s future recreational aircraft product sales.  The new regulations are expected to increase sales of a new category of aircraft called Light Sport Aircraft or LSA, which management believes may in turn increase demand for the Company’s recreational aircraft products.  No assurances can be given if these new regulations will have a positive impact on sales of the Company’s recreational aircraft products.  The Company has implemented plans to expand market penetration for the domestic market for recreational aircraft products with the restructuring of its distribution network and pricing schedules.  No assurances can be made that such plans as implemented will have a material impact on the Company’s recreational aircraft product sales.

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

Gross Margin

Gross margin as a percentage of revenues was 41% for the first quarter of fiscal year 2005 compared to 36% for the comparative quarter of fiscal year 2004.  Increased margins are a direct result of the changed product mix in the first quarter of fiscal year 2005 towards general aviation products compared to the first quarter in fiscal year 2004.    The increased gross margin is also the result of leveraging the Company’s operations personnel and manufacturing overhead over the revenue base.   During the first quarter of fiscal year 2004, a reduction in sales was recorded which was attributed to an accounting-related adjustment for stock based compensation relating to the Cirrus stock purchase warrants. These warrants were granted as part of the purchase and supply agreement between the Company and Cirrus.  No further reductions to sales are expected for stock based compensation relating to the Cirrus stock purchase warrants.  The reductions recorded were $35,000 for the first quarter of fiscal year 2004.  The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 27% for the first quarter of fiscal year 2005 as compared to 24% for the first quarter of fiscal year 2004.  Selling, general and administrative costs have increased $156,820 for the first quarter of fiscal year 2005 when compared to the first quarter of fiscal year 2004.  A more aggressive approach to sales of general aviation products to airplane manufacturers is the primary reason for the increase.  Sales and marketing personnel costs increased $20,369 in this first quarter compared to the first quarter last year.  The Company is advertising in more trade journals which added $3,164 this first quarter of fiscal year 2005 over the first quarter of fiscal year 2004.  Aside from increased sales expenses, S,G&A costs have increased in the first quarter with the resignation of Mark Thomas and the search for a replacement President and Chief Operating Officer.  Additional consultants were used to bolster the financial administration of the Company during the quarter at an additional cost of $73,810 in fiscal year 2005 first quarter over the first quarter of fiscal year 2004.  The increase in legal fees related to the legal proceedings noted in Item 4, increased general and administrative costs by approximately $41,850 for the first quarter of fiscal year 2005 compared to the first quarter of fiscal year 2004.  Regulatory requirements under the Sarbanes-Oxley Act have increased expenditures by $13,333 as the Company implements expanded compliance infrastructure and oversight.

Research and Development, net

Through the fourth quarter of fiscal year 2004, the Company was working under a contract with NASA for the Company’s second Phase II Small Business Innovation Research (“SBIR”) grant.  The Phase II grant entitled “Advanced Aircraft Parachute Recovery System” was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  During the prior fiscal year quarter ended December 31, 2003 the Company recorded an offset to research and development expenses by $79,175.  There were no offsets to expenses in the current fiscal year quarter as the contract was completed prior to the start of the current fiscal year.   NASA and the United States Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.  No assurances can be made that the Phase II contract work will result in future products and revenues for the Company.

Gross research and development costs were 6.0% and 8.0% of sales for the first quarter of fiscal years 2005 and 2004, respectively and 4.0% and 3.0% of sales on a net basis for the first quarter of fiscal years 2005 and 2004, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  Gross research and development expenditures are expected to be higher for fiscal year 2005 compared with fiscal year 2004 with no offsets anticipated from outside sources.

Stock Based Compensation

During the first quarter, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of Common Stock for one additional year.  Under FASB No. 44 - FIN#44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s Common Stock and the exercise price of the options as of the date of the Resignation Agreement.  The amount of expense recorded in the three months ended December 31, 2004 was $69,206.

Intangible Amortization

The Company records amortization expense related to the covenant not to compete agreements entered into with SCI and Mr. Thomas over the remaining life of the agreements.  Intangible amortization expense increased in the first quarter of 2005 over the same period in the prior year as a result of the Resignation Agreement entered into with Mr. Thomas.

Net Income and Earnings per Share

Income before income taxes as a percentage of revenues was 5% and 8% for the first quarter of fiscal year 2005 and 2004, respectively.  Income before income taxes included a charge for stock based compensation in the amount of $69,206 in the first quarter of fiscal year 2005.  In the first quarter of fiscal year 2004 a $35,000 reduction in sales was made for a stock based transaction attributable to the Cirrus warrant.  On a fully diluted basis, after-tax net income of $51,855 for the first quarter of fiscal year 2005 was 3% of sales or $0.01 per share, as compared to net income of $56,478, which was 4% of sales or $0.01 per share for the prior fiscal year quarter.

Liquidity and Capital Resources:

Management intends to continue to fund its operations out of its current sales.  The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  The Company funds its non-contract research and development out of operations.  As of December 31, 2004, the Company had a cash balance of $851,884.  On November 22, 2004, the Company paid a cash dividend of $0.08 per share for an aggregate of $547,543.  Future dividend payments will depend on the results of future operations.  The amount and timing of any fiscal year 2005 dividend has not been determined.  The Company has a secured line-of-credit for $500,000, which has not been drawn on during the current fiscal year quarter as a result of positive cash flow from operations.  There is no balance currently outstanding under the line-of-credit.  Management believes that cash from current business operations, along with the available line-of-credit, which line-of-credit is expected to be renewed in March 2005, is adequate to support the ongoing operations of the Company and the commitment to payments of the covenants not to compete of $125,363 during the next twelve-month period.

The Company anticipates a need to make continuing capital improvements to its current production facility and continued equipment and tooling upgrades, consistent with that of prior years.  In addition, the Company anticipates the need for expenditures to increase inventory levels during the fiscal year and beyond as a result of the production of general aviation recovery systems and further market penetration.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.  Furthermore, the Company does not presently have product liability insurance and must fund the expenses of its pending lawsuits.  The Company has incurred approximately $87,000 in legal fees for the first quarter of fiscal year 2005 attributable to all legal support matters and the defense of its pending lawsuits.  In addition, requirements under the Sarbanes-Oxley Act will require increased expenditures as the Company implements expanded compliance infrastructure and oversight.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system, the Cessna 172 system, success of contracts for NASA SBIR research projects, the timing and impact of regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition and litigation.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, potential product liability claims, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Critical Accounting Policies and Estimates

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, inventory valuations, the lives and continued usefulness of furniture, fixtures and leasehold improvements and contingencies.  Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In December 2003, FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003.  FIN 46R be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers.  The adoption of FIN 46R did not have an effect on the Company’s financial statements.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date

SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning with our quarterly period that begins January 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

ITEM 3.                  CONTROLS AND PROCEDURES

As of December 31, 2004, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the first quarter of fiscal year 2005, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 1, 2004, Robert Nelson, Chief Executive Officer, Chairman and Chief Financial Officer of the Company exercised stock options to purchase 5,000 shares of the Company’s common stock for an aggregate exercise price of $5,250.  The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On December 15, 2004, an employee/non-officer of the Company exercised stock options to purchase 10,000 shares of the Company’s common stock for an aggregate exercise price of $4,375.  The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.                  LEGAL PROCEEDINGS

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

(b)  In April 2004, the Company notified Charles F. Parsons of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification being sent to Mr. Parsons, both Mr. Parsons and the Company filed suit against each other.  Mr. Parsons filed suit to block the termination of the contract and the Company filed suit to formalize the termination of the contract.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company intends to vigorously defend this matter.

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

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following documents are included or referenced in this report.

Exhibit Number	Description

10.1	Resignation, Consulting, Non-Competition and General Release Agreement dated October 14, 2004 with Mark B. Thomas

10.2	Interim Services Agreement with Robert L. Nelson dated November 17, 2004

10.3	Consulting Agreement with Thomas H. Adams, Jr. dated November 17, 2004

10.4	Consulting Agreement with Boris Popov dated November 17, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

Reports on Form 8-K

The Company filed the following Current Reports on Form 8-K during the three months ended December 31, 2004 and the same are incorporated herein by reference:

(1)           Filed on 12/06/2004 disclosing under Item 5.02. that it has named Larry E. Williams as its President and Chief Operating Officer;

(2)           Filed on 11/22/2004 disclosing under Item 1.01. that the Company has entered into various agreements with Boris Popov, Director; Thomas Adams, Director; and Robert Nelson, Chairman of the Board, Chief Executive Officer and Chief Financial Officer.

(3)           Filed on 11/01/2004 disclosing under Item 8.01. that the Company announced a $0.08 per share cash dividend;

(4)           Filed on 10/18/2004 disclosing under Item 1.01. that the Company and Mark B. Thomas entered into a Resignation, Consulting, Non-Competition and General Release Agreement in connection with Mr. Thomas’ resignation, and under Item 5.02. that Mark B. Thomas resigned as Chief Executive Officer, President, Chief Financial Officer and Director, and that Robert L. Nelson, Chairman of the Board, and a director was named interim Chief Executive Officer of the Company.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2005	/s/ Robert L. Nelson
By Robert L. Nelson
Principal Executive Officer and Principal Accounting Officer