Form 10QSB
period 2005-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2005-05-16
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                 Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

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

(651) 457-7491
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒    No  ☐

As of May 9, 2005 there were 7,634,284 outstanding shares of common stock, par value $0.01 per share.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

	March 31, 2005	September 30, 2004
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,819,982	$1,314,557
Accounts receivable – net of allowance for doubtful accounts of $10,000 and $10,000 respectively	371,787	402,113
Note receivable – shareholder	12,500	12,500
Inventories	1,318,791	1,132,496
Deferred tax asset – current portion	936,000	106,000
Prepaid expenses	66,700	44,025
Total current assets	4,525,760	3,011,691

Furniture, fixtures and leasehold improvements	602,242	591,767
Less accumulated depreciation and amortization	(338,848)	(292,164)
Furniture, fixtures and leasehold improvements – net	263,394	299,603

Other assets:
Patents, net of accumulated amortization of $10,396 and $10,053, respectively	1,268	1,611
Long-term prepaid expenses	40,695	53,120
Covenant not to compete, net of accumulated amortization of $387,329 and $335,908, respectively	217,682	43,530
Total other assets	259,645	98,261

Total assets	$5,048,799	$3,409,555

Liabilities And Shareholders’ Equity
Current liabilities:
Current portion of covenant not to compete, shareholders	$109,856	$45,255
Accounts payable	296,671	173,515
Customer deposits	94,526	79,061
Accrued payroll	95,071	100,451
Other accrued liabilities	952,965	342,635
Total current liabilities	1,549,089	740,917

Covenant not to compete, shareholders, less current portion	49,170	4,000

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized;7,634,284 and 6,844,284 shares, respectively, issued and outstanding)	76,343	68,443
Additional paid-in capital	5,315,583	3,468,301
Accumulated deficit	(1,941,386)	(872,106)
Total shareholders’ equity	3,450,540	2,664,638

Total liabilities and shareholders’ equity	$5,048,799	$3,409,555

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months ended March 31, 2005 and 2004

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Sales	$2,115,148	$1,483,478	$3,981,771	$2,973,443
Cost of sales	1,263,650	921,004	2,361,508	1,881,830

Gross profit	851,498	562,474	1,620,263	1,091,613

Selling, general and administrative	608,593	367,601	1,117,361	719,548
Research and development	99,182	45,350	181,611	93,878
Stock based compensation	—	—	69,206	—
Intangible amortization	30,410	9,486	51,421	18,972

Income from operations	113,313	140,037	200,664	259,215

Other income (expense):
Interest expense	(1,884)	(2,111)	(3,833)	(4,493)
Other income (expense)	1,699	(406)	3,448	917

Income before income taxes	113,128	137,520	200,279	255,639

Income tax expense	37,806	41,892	73,102	103,533

Net income	$75,322	$95,628	$127,177	$152,106

Basic earnings per share	$0.01	$0.02	$0.02	$0.02

Weighted average number of shares outstanding - basic	7,164,562	6,334,466	7,004,366	6,334,466

Diluted earnings per share	$0.01	$0.01	$0.02	$0.02

Weighted average number of shares outstanding - diluted	7,267,588	6,606,342	7,280,568	6,606,342

Dividends per share	$0.085	$0.0655	$0.165	$0.1255

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOW

For the Six Months Ended March 31, 2005 and 2004

(UNAUDITED)

	2005	2004
Cash flows from operating activity:
Net income	$127,177	$152,106
Adjustments to reconcile net income to net cash from operating activity:
Depreciation and amortization	47,514	37,384
Amortization of covenant not to compete	51,421	18,972
Loss on disposal of furniture, fixtures and leasehold improvements	2,435	—
Expense from stock based transaction – warrant	—	70,000
Expense from stock based compensation – employee	69,206	—
(Increase) decrease in:
Accounts receivable	30,326	(263,402)
Inventories	(186,295)	(36,053)
Prepaid expenses	(10,250)	7,509
Increase (decrease) in:
Accounts payable	123,156	21,207
Customer deposits	15,465	(34,408)
Accrued expenses	(43,964)	(19,052)

Net cash from operating activities	226,191	(45,737)

Cash flows from investing activities:
Capital expenditures	(13,397)	(71,082)

Net cash from investing activities	(13,397)	(71,082)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	812,500	562,500
Proceeds from exercise of common stock options	143,476	5,625
Principal payments on covenant not to compete	(115,802)	(19,725)
Dividend payment	(547,543)	(375,087)

Net cash from financing activities	292,631	173,313

Increase in cash and cash equivalents	505,425	56,494
Cash and cash equivalents - beginning of year	1,314,557	862,495

Cash and cash equivalents - end of period	$1,819,982	$918,989

Cash paid for taxes	$144,846	$40,000
Summary of non-cash activity:
Dividends declared, not paid	$648,914	$444,371
Issuance of covenant not to compete agreement	$225,573	—
Increase in deferred tax asset and additional paid-in capital for stock options and warrants exercised	$830,000	—

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005 and 2004
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

Operating results for the three months and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.  These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004, previously filed with the Securities and Exchange Commission.

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

Cash Concentrations

Bank balances exceeded federally insured levels during the first and second quarters of fiscal year 2005 and 2004 and exceeded federally insured levels as of March 31, 2005.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Accounts Receivable, Credit Risk and Allowance for Doubtful Accounts

The Company sells its products to domestic and foreign customers.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  There were no accounts written off during the three months and six months ended March 31, 2005 and 2004.   Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both March 31, 2005 and September 30, 2004.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 72.1% and 75.6% of the Company’s total sales for the three months and six months periods ended March 31, 2005, as compared to 76.1% and 77.1% for the same prior year periods.  This customer also accounted for 89% (or $330,308) and 81% (or $325,273) of accounts receivable at March 31, 2005 and September 30, 2004, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the three months and six months ended March 31, 2005 or 2004.

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

The Company recorded a tax benefit of $830,000 which relates to a deduction of compensation expense for stock options and warrants exercised during the quarter in excess of amounts recognized for financial reporting purposes.

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

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation.  However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts.  The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25.  By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to provide pro forma disclosures of net income and earnings per share as if a fair value based method of accounting had been applied.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income applicable to common shares and net income per common share (basic and diluted) for plan options would not have changed as indicated below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Net income:

As reported	$75,322	$95,628	$127,177	$152,106
Pro forma	75,322	95,628	127,177	152,106

Basic net income per common share:

As reported	0.01	0.02	0.02	0.02
Pro forma	0.01	0.02	0.02	0.02

Diluted net income per common share:

As reported	0.01	0.01	0.02	0.02
Pro forma	0.01	0.01	0.02	0.02

Stock based compensation:

As reported	$0	$0	$69,206	$0
Pro forma	$0	$0	$0	$0

No employee options were granted or vested during the first and second quarters of fiscal years 2005 and 2004.  Had options been granted, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model.

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 103,026 and 271,876 shares of dilutive securities for the three months ended March 31, 2005 and 2004, respectively.  Weighted average shares outstanding-diluted includes 276,202 and 271,876 shares of dilutive securities for the six months ended March 31, 2005 and 2004, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the three months and six months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Earnings per common share — basic:

Net income	$75,322	$95,628	$127,177	$152,106

Weighted average shares outstanding	7,164,562	6,334,466	7,004,366	6,334,466

Net income per common share — basic	0.01	0.02	0.02	0.02

Earnings per common share — diluted:

Net income	75,322	95,628	127,177	152,106

Weighted average shares outstanding	7,164,562	6,334,466	7,004,366	6,334,466

Common stock equivalents	103,026	271,876	276,202	271,876

Weighted average shares and potential diluted shares outstanding	7,267,588	6,606,342	7,280,568	6,606,342

Net income per common share — diluted	$0.01	$0.01	$0.02	$0.02

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants using the average market price during the fiscal year.

All outstanding options (170,000 shares) were included in the computation of common share equivalents for the three months and six months ended March 31, 2005 because their respective exercise prices were less than the average market price of the common stock.

Recently Issued Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (SFAS No. 153) amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning October 1, 2006 we will be required to expense the fair value of employee stock options and similar awards.  As a public company we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

B.            New Product Development, Research and Development Funding and Income Recognition

In 1994, the Company entered into an agreement with Cirrus, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus SR20 (SR20), on October 23, 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.  The SR22 became the third of the Company’s products to have received FAA certification (the BRS-150 and SR20 products being the others).  For the first six months of fiscal year 2005, approximately 76% of the Company’s total revenues were generated from sales to Cirrus.

In fiscal year 2001 the Company began development of a parachute system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding, which took the form of equity and project specific funding, to develop and test such a recovery system.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.  The Company made its first customer delivery in September 2002.   The Company did not deliver any BRS-172 systems during the first six months of fiscal year 2005.

During fiscal year 2004, the Company developed a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The Company received the Supplemental Type Certificate (STC) from the FAA on June 25, 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company delivered seven (7) BRS-182 systems during the first six months of fiscal year 2005.

Through the fourth quarter of fiscal year 2004, the Company was working under a contract with NASA for the Company’s second Phase II Small Business Innovation Research (“SBIR”) grant.  The Phase II grant entitled “Advanced Aircraft Parachute Recovery System” was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  During the first and second quarters of fiscal year 2004 ended March 31, 2004 the Company recorded an offset to research and development expenses by $192,477 and recorded a corresponding receivable.  There were no offsets to expenses in the current fiscal year as the contract was completed prior to the start of the current fiscal year.   NASA and the United States Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

The Company has undertaken research and development on potential new products and services including enhancements to current products.  Such efforts may result in future offerings and model upgrades to existing products.  The development efforts are funded through current operations and it is unclear what impact, if any, these will have on future sales or financial performance of the

Company.

C.            Purchase and Supply Agreement

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus, the manufacturer of the SR20 and SR22 aircraft that utilize the Company’s parachute system as standard equipment.  Under the Agreement, Cirrus was issued four warrants to acquire an aggregate of up to 1.4 million shares of unregistered Company common stock.  In order to execute the warrants, Cirrus was required to meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over the subsequent five years. Cirrus met their minimum purchase commitment for the first warrant period, but did not exercise the warrant to purchase 250,000 shares of common stock which expired on February 28, 2003. Cirrus met their minimum purchase commitment for warrant periods two and three, and exercised warrants to purchase an aggregate of 500,000 shares of common stock on February 29, 2004, for an aggregate exercise price of $562,500.  Cirrus met their minimum purchase commitment for warrant period four in 2004 and exercised a warrant for 650,000 shares of common stock on February 23, 2005 for an aggregate exercise price of $812,500.

Pursuant to Emerging Issues Task Force (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” the Company recorded a reduction in sales related to the warrants earned by Cirrus during fiscal year 2004. The warrant relating to the fourth period was earned and exercisable at June 2004, and therefore no adjustments are necessary for fiscal year 2005.   Sales were reduced by $35,000 for the three months and $70,000 for the six months ended March 31, 2004, and no reduction was made for the current fiscal year.  In connection with the review of the Company’s 10-KSB for fiscal year 2004, the Securities and Exchange Commission has questioned the accounting of the sales discounts associated with the warrants issued to Cirrus.  The Company is currently in discussions with the Securities and Exchange Commission concerning the amount of sales discount adjusted by the Company.  The Company may, as a result of such discussions, restate its financial statements in Form 10-KSB for fiscal year 2004.

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

On August 16, 2004, the Company extended the non-compete period by five additional years in exchange for the exercise of stock options held by SCI’s president under a stock subscription agreement backed by a promissory note.  The note has a principal sum of $12,500 together with aggregate interest on the unpaid principal balance of $2,500.  Payments under the note begin July

1, 2005 and continue monthly with a final maturity date of October 1, 2005.  The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over a total of fifteen years as shown in the accompanying financial statements.

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

Future payments under these agreements are as follows:

Fiscal Year	Future Dollars	Present Dollars
2005	$66,718	$64,286
2006	89,036	87,672
2007	7,083	7,068
	$162,837	$159,026

E.              Other Financial Information

Inventories

The components of inventory consist of the following at March 31, 2005 and September 30, 2004:

	3/31/2005	09/30/2004
Raw materials	$865,861	$778,707
Work in process	432,176	325,561
Finished goods	20,754	28,228
Total inventories	$1,318,791	$1,132,496

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at March 31, 2005 and September 30, 2004:

	3/31/2005	09/30/2004
Office furniture and equipment	$244,792	$237,587
Manufacturing equipment	263,577	260,307
Airplane	93,873	93,873
Total furniture, fixtures and leasehold improvements	$602,242	$591,767

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at March 31, 2005 and September 30, 2004:

	3/31/2005	09/30/2004
Bonus and profit sharing plan accrual	$64,206	$132,733
Income tax accrual	110,858	182,602
Dividend payable	648,914	—
Other miscellaneous accruals	128,987	27,300
Total other accrued liabilities	$952,965	$342,635

Related Parties – Consulting Agreements with Directors

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development.  Pursuant to this agreement, the term of which is six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum.  On March 16, 2005 the Company extended this agreement twelve months.  Consulting expenses for Mr. Popov were $5,600 and $12,888 for the three months and six months ended March 31, 2005, respectively.

Also effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Thomas H. Adams, Jr., a director of the Company, pursuant to which Mr. Adams would provide certain consulting and advisory services to the Company relating to after market business development of the Company’s products.  Pursuant to this agreement, the term of which is six months, Mr. Adams is required to provide a minimum of 50 hours of services per month for $2,500 and shall be paid an additional $50 per hour for each hour over the 50 hour minimum.  On March 16, 2005 the Company extended this agreement three months.  Consulting expenses for Mr. Adams were $3,690 and $10,010 for the three months and six months ended March 31, 2005, respectively.

Also effective as of November 19, 2004, the Company entered into an Interim Services Agreement with Robert L. Nelson, the Company’s Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer, in connection with his consulting services as interim Chief Executive Officer, Chief Financial Officer and President while the Company pursued a candidate to fill those positions on a permanent basis.  The term of this agreement is three months, with an automatic renewal of three months unless otherwise agreed to in writing.  Mr. Nelson received $11,000 per month as a fee for his services during this Agreement. Consulting expenses for Mr. Nelson were $29,700 and $41,000 for the three months and six months ended March 31, 2005, respectively.  Effective March 16, 2005, Mr. Nelson’s payment under this agreement was continued at $4,000 per month and this agreement was extended an additional two months.

For all such agreements, the fees paid will be in addition to and independent of any fees or compensation owed to such directors in their capacity as non-employee directors.

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

F.              Line-of-Credit Borrowings

On March 6, 2005, the Company re-negotiated its line-of-credit of $500,000 for use in operations.  The line-of-credit was established on an annual renewal basis and is collateralized by all of the Company’s assets.  The current line-of-credit expires March 6, 2006.  The line calls for a variable interest rate equal to the LIBOR rate plus 3.25%, or 6.12% at March 31, 2005.  At March 31, 2005 and September 30, 2004 there were no outstanding balances under the line-of-credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

G.            Stock Warrants

On February 23, 2005 Cirrus Design Corporation exercised its warrant to purchase 650,000 shares of common stock pursuant to the Purchase and Supply Agreement dated September 17, 1999.  The exercise price related to this warrant was $1.25 per share for total consideration of $812,500.

H.            Stock Options

During the first and second quarters of 2005, 140,000 stock options were exercised resulting in net proceeds to the Company of $143,476.  On October 14, 2004, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of common stock for one additional year.  Under FASB Interpretation No. 44 – FIN 44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s common stock and the exercise price of the options as of the date of the Resignation Agreement.  The expense for the stock based compensation was $0 and $69,206 for the three months and six months ended March 31, 2005 respectively.

I.              Commitments and Contingencies

Legal Proceedings

(a)  In August 2003, actions were commenced against the Company by Kathleen F. Fischer, Individually and as personal representative of the Estate of Joseph C. Fischer v. Cirrus Design Corp., Ballistic Recovery Systems, Inc., and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0782 (HGM/DEP), and Susan Sedgwick, Individually, on her own behalf as surviving spouse of Thomas P. Sedgwick, as Executrix of the Estate of Thomas P. Sedgwick, deceased, and on behalf of all interested beneficiaries, including Jamie Lynn Sedgwick and Jacqueline Ann Sedgwick v. Cirrus Design Corp., Ballistic Recovery Systems, Inc. and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0592 (HGM/DEP).

These actions arise from the crash of a Cirrus Design Corp. SR22 airplane in April 2002 near Parish, New York.  Plaintiffs have brought claims for strict products liability, negligence and breach of warranty against Cirrus, the airplane’s manufacturer, the Company, which manufactures the CAPS (Cirrus Airframe Parachute System), a parachute system which is a required component of the plane, and Wings Aloft, Inc., which is alleged to have provided training on the SR22 to the decedents.

In preliminary reports, the plaintiff in Fischer has estimated the damages to be sought at trial as sixty million dollars, and the plaintiff in Sedgwick has submitted an estimate of seven million five hundred thousand dollars.

The matters have been consolidated for purposes of discovery, which began in November 2003 and is scheduled to be completed by early 2006, with no trial date currently scheduled.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company is vigorously defending these matters.

(b)  On April 17, 2004, an action was commenced against the Company by Aerospace Marketing, Inc. and Charles Parsons v. Ballistic Recovery Systems, Inc., U.S. District Court, Middle District of Florida, File No. 04-CV-242.  The action resulted from the Company’s notification to Charles F. Parson in April 2004 of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification from the Company, Mr. Parsons filed suit to block the termination of the contract and the Company filed suit to formalize the termination of the contract.  The Company participated in a mediation conference on March 24, 2005 in an attempt for both parties to reach settlement.  The conference failed to produce a settlement.  This matter is currently scheduled for trial on June 6, 2005.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company is vigorously defending this matter.

(c)  In September 2004, an action was commenced against the Company by Martha Lefebvre, Individually and as Trustee for the Estate of Douglas Lefebvre v. Ballistic Recovery Systems, Inc., Minnesota State Court, Second District, Case File No. C7-04-9271.  This action commenced as a result of the crash of a Sabian Rans S-12XL near Mexican Hat, Utah on September 22, 2002.  Mr. Lefebvre was the passenger on the aircraft.  Discovery is ongoing.  The Company has the report of the National Transportation Safety Board (NTSB) which investigated the accident.  The NTSB concluded that the pilot inadvertently stalled the aircraft and then he failed “to follow the proper emergency procedures for activating his Ballistic Recovery System.”  The NTSB went on to say that “contributing factors [in the accident] were the improper installation of the BRS by the pilot . . . .”  The Company believes that it has strong defenses to the action, but is unable to predict the outcome or estimate what amount of damages, if any, that might be awarded in this action.  The Company is vigorously defending this matter.

(d)  In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue, McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542.  The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the February 6, 2005 crash of a Cirrus Design Corporation SR22 airplane near Sugar Bowl, California.  The Company is currently reviewing the complaint, and cannot at this time state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be, if any.  The Company intends to vigorously defend this matter.

J.              Dividend Payment

At a meeting on October 27, 2004, the Company’s Board of Directors declared a dividend of $0.08 per share for all holders of record as of the close of business on November 8, 2004 and payable November 22, 2004.  Total dividend paid amounted to $547,543.

At a meeting on March 16, 2005, the Company’s Board of Directors declared a dividend of $0.085 per share for all holders of record as of the close of business on April 1, 2005 and payable April 15, 2005.  Total dividend to be paid amounted to $648,914 and was accrued at March 31, 2005.

The Board of Directors examines the liquidity and capital requirements of the Company at each board meeting.  If in the judgment of the Board of Directors the Company has sufficient cash, the Board of Directors may declare a special dividend.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations:

Sales

Sales for the second quarter of fiscal year 2005 were $2,115,148 compared to $1,483,478 for the second quarter of fiscal year 2004, an increase of $631,670 or 42.6%.  On a year to date basis, sales were $3,981,771, for the first six months of fiscal year 2005, compared to $2,973,443 for the first six months of fiscal year 2004.  This $1,008,328 increase in sales was a 33.9% increase over the first six months of the prior fiscal year.  Of this increase, the Company’s general aviation products, which consist primarily of sales to Cirrus Design Corporation (“Cirrus”), contributed 71.3% of this sales increase, or $718,471.  The balance of this increase, or $289,857, resulted from increased sales of recreational aircraft products.

In the current second quarter of fiscal year 2005, sales derived from the Company’s general aviation products, which consist primarily of sales to Cirrus, were up 39.5% over the comparative quarter in fiscal year 2004.  Sales from the Company’s general aviation products accounted for 79.3% of total sales for the second quarter of fiscal year 2005 compared to 81.1% of total sales for the second quarter of fiscal year 2004.  For the year to date sales, general aviation represents 80.8% ($3,218,537) of the 2005 fiscal year sales.  This compared to 80.7% ($2,398,312) for the first two quarters of fiscal year 2004.

Sales to Cirrus of $1,525,334 represented 72.1% of the Company’s total sales for the second fiscal quarter of 2005.  For the six months ended March 31, 2005 sales to Cirrus were $3,011,710 or 75.6% of total sales.  This compares to $1,128,412 (76.1%) for the second quarter of 2004 fiscal year and $2,293,239 (77.1%) for the first two quarters of fiscal year 2004.  During the first two quarters of fiscal year 2004, a $70,000 reduction in sales was recorded which was attributed to an accounting-related adjustment for stock based compensation relating to the stock purchase warrants granted to Cirrus. These warrants were granted as part of the Purchase and Supply Agreement dated September 17, 1999 by and between the Company and Cirrus. In connection with the review of the Company’s 10-KSB for fiscal year 2004, the Securities and Exchange Commission has questioned the accounting of the sales discounts associated with the warrants issued to Cirrus.  The Company is currently in discussions with the Securities and Exchange Commission concerning the amount of sales discount adjusted by the Company.  The Company may, as a result of such discussions, restate its financial statements in Form 10-KSB for fiscal year 2004.

The Company’s general aviation product is standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.   The Company delivered 160 and 115 units to Cirrus in the second quarter of fiscal years 2005 and 2004, respectively.  For the first and second quarters combined the Company delivered 314 and 237 units to Cirrus in the respective fiscal years.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company believes that Cirrus is expected to exceed fiscal year 2004 manufacturing volumes for its aircraft throughout fiscal year 2005.  As a result, the Company is forecasting further growth in 2005 in its general aviation revenues.  However, with respect to Cirrus, sales and manufacturing projections and timing is uncertain at this time.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2005.  Any negative impact on Cirrus’ sales would have a significantly negative impact on the Company’s revenues.

Near the end of fiscal year 2004, the Company finalized development of a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The Company received the Supplemental Type Certificate (STC) from the FAA on June 25, 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company has begun a direct marketing campaign on a factory direct basis.  The Company delivered seven (7) BRS-182 units in the first and second quarters of fiscal year 2005 which resulted in increased sales of $121,412.  No assurances can be made as to the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

The Company also has available for production the BRS-172 product for the Cessna 172 model aircraft which was certified in July 2002.  Since certified in July 2002, twelve systems have been sold. As mentioned previously, in April 2004, the Company notified Charles F. Parsons of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification being sent to Mr. Parsons, both Mr. Parsons and the Company filed suit against each other.  Mr. Parsons filed suit to block the termination of the contract and the Company filed suit to formalize the termination of the contract.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company is vigorously defending this matter.  Although certified, there can be no assurances that the BRS-172 product will sell in volumes that will have a material impact on the Company.

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, increased by 55.9% during the second quarter of fiscal year 2005 compared to the prior fiscal year quarter and accounted for 20.7% of the Company’s revenues for the second quarter of fiscal year 2005 versus 18.9% of the Company’s revenues for the prior fiscal quarter of 2004.  Recreational aircraft products sales were $763,233 or 19.2% of total sales for the first and second quarters of fiscal year 2005.  This compares to $575,130 or 19.3% of total sales for the same two quarters in fiscal year 2004.  The recreational aircraft products business continues to be impacted by several factors including general economic conditions, which have dramatically affected the United States recreational aircraft business, increased European market competition, and now issued federal regulations that has changed the rules under which recreational aircraft are operated.

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

The Company anticipates being able to expand its general aviation and recreational product lines to include other certified and non-certified aircraft as the Company’s recovery systems gain further market acceptance.  The Company is in ongoing discussions with other general aviation and recreational aircraft companies, foreign and domestic, that have expressed interest in utilizing certain of the Company’s products and is also in the latter stages of negotiations to offer products on additional aircraft through Original Equipment Manufacturers.  These companies produce both certified and non-certified aircraft.  No assurance can be made as to the future benefits, if any, that the Company will derive from these discussions.

April 5, 2005 the Company received a Laureate Award from Aviation Week and Space Technology and was recognized in a special event inducting the Company into the Aviation Hall of Fame at the Smithsonian Institute Air and Space Museum in Washington DC.  The Company is planning significant public relations and media events associated with the 25th anniversary of the Company in 2005.  The Company anticipates additional expenses of $3,000 for this celebration.

Gross Margin

Gross margin as a percentage of revenues was 40% for the second quarter of fiscal year 2005 compared to 38% for the comparative quarter of fiscal year 2004.  On a year to date basis, the gross margin was 41% and 37% for fiscal year 2005 and 2004, respectively.  Increased margins are a direct result of the changed product mix in fiscal year 2005 compared to the first quarter in fiscal year 2004.    The increased gross margin is also the result of leveraging the Company’s operations personnel and manufacturing overhead over the increased revenue base.   During the first and second quarters of fiscal year 2004, a reduction in sales was recorded which was attributed to an accounting-related adjustment for stock based compensation relating to the Cirrus stock purchase warrants. These warrants were granted as part of the Purchase and Supply Agreement dated September 17, 1999 by and between the Company and Cirrus.  The reductions recorded were $70,000 for the first and second quarters of fiscal year 2004.  The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 29% for the second quarter of fiscal year 2005 as compared to 25% for the second quarter of fiscal year 2004.  On a year to date basis, these costs were 28% and 24% for fiscal year 2005 and 2004 respectively.   Selling, general and administrative costs have increased $397,813 for the first and second quarters of fiscal year 2005 when compared to the first and second quarters of fiscal year 2004.  Sales and marketing personnel costs increased $18,581 in this first and second quarters compared to the first and second quarters last year.  Administrative costs have increased in the first half of fiscal year 2005 with the resignation of Mark Thomas and the search for a replacement President and Chief Operating Officer.  Additional consultants provided services to assist the financial administration of the Company during the six months ended March 31, 2005 at an additional cost of $122,557 in the first and second quarters of fiscal year 2005 over the first and second quarters of fiscal year 2004.  The Company continues to recruit for the CFO position and has hired a new Quality Assurance Manager in the quarter.  The increase in legal fees related to the legal proceedings noted in Item 1, increased general and administrative costs by $152,581 for the six months ended March 31, 2005 compared to the six months ended March 31, 2004.  Legal fees expense increased $111,001 during the second quarter of fiscal year ended March 31, 2005 compared to the legal expenses of the quarter ended March 31, 2004.  Regulatory requirements under the Sarbanes-Oxley Act have also increased expenditures by $33,333 for the six months ended March 31, 2005 as the Company implements expanded compliance infrastructure and oversight.

Research and Development, net

Through the fourth quarter of fiscal year 2004, the Company was working under a contract with NASA for the Company’s second Phase II Small Business Innovation Research (“SBIR”) grant.  The Phase II grant entitled “Advanced Aircraft Parachute Recovery System” was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  During the first and second quarters of fiscal year 2004 ended March 31, 2004 the Company recorded an offset to research and development expenses by $192,477. There were no offsets to expenses in

the current fiscal year quarter or year to date as the contract was completed prior to the start of the current fiscal year.   NASA and the United States Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.  No assurances can be made that the Phase II contract work will result in future products and revenues for the Company.

Research and development costs were 4.7% and 3.1% of sales for the second quarter of fiscal years 2005 and 2004, respectively.  On a year to date basis, these R&D costs were 4.6% and 3.2% of sales for the six months ended March 31, 2005 and 2004 respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  Research and development expenditures are expected to be higher for fiscal year 2005 compared with fiscal year 2004 with no offsets anticipated from outside sources.  For the three months ended March 31, 2005 research and development costs increased $53,832 over the same three months ended March 31, 2004.  For the six months ended March 31, 2005 R&D costs increased $87,733 over the same six months ended March 31, 2004.

The Company has undertaken research and development on potential new products and services including enhancements to current products.  Such efforts may result in future offerings and model upgrades to existing products.  The development efforts are funded through current operations and it is unclear what impact, if any, these will have on future sales or financial performance of the Company.

Acquisitions

On March 22, 2005 the Company signed a non-binding letter of intent to acquire Free Flight Enterprises, an aviation safety systems company based in Lake Elsinore, California. The transaction is subject to completion of diligence and the negotiation and execution of a definite agreement.

As part of the overall growth strategy of the Company, it is management’s intent to seek out, evaluate and execute strategic acquisitions to grow the product base and integrate operations with the primary focus on cost savings.  Management cannot state at this point with any degree of certainty what the results of any pending acquisitions may be or the financial impact on Company operations.

Stock Based Compensation

During the first quarter 2005, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of Common Stock for one additional year.  Under FASB No. 44 - FIN#44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s common stock and the exercise price of the options as of the date of the Resignation Agreement.  The amount of expense recorded was $69,206 during the first quarter of fiscal year 2005.  The Company did not record any expense during the second quarter of fiscal year 2005.

Intangible Amortization

The Company records amortization expense related to the covenant not to compete agreements entered into with SCI and Mr. Thomas over the remaining life of the agreements.  Intangible amortization expense increased in the first and second quarters of 2005 over the same period in the prior year as a result of the Resignation Agreement entered into with Mr. Thomas.

Net Income and Earnings per Share

Income before income taxes as a percentage of revenues was 5.3% and 9.3% for the second quarter of fiscal year 2005 and 2004, respectively.  This decrease in income ($24,392) arises from a number of events.  Sales have increased 42.6% ($631,670) and margins have increased 51.4% ($289,024).  However expenses have increased faster. Selling, general and administration expenses are up 65.6% ($240,992) and research and development expenses are up 118.7% ($53,832).  Selling, General & Administrative costs for legal fees, consulting, financial management, and accounting and auditing are up $186,808 for the three months ended March 31, 2005 over the same three month ended March 31, 2004.

Income before income taxes as a percentage of revenues was 5.0% and 8.6% for the six months ended March 31, 2005 and 2004 respectively.  In addition to the above costs rising faster than revenue there was a stock based compensation expense of $69,206 during the six month period ended March 31, 2005.  With the change in President and Chief Financial Officer a number of expenses have increased.  Administrative travel and lodging increased $22,282 during the six months ended March 31, 2005 over the six months ended March 31, 2004.  Financial administration fees are up $56,233 during the six months ended March 31, 2005 compared to the previous fiscal year same six months.  Administration compensation did decrease $16,496 for the six months ended March 31, 2005 compared to the six months ended March 31, 2004.

Earnings per share were relatively consistent in the fiscal periods.  On a diluted earnings per share basis, net income of $75,322 for the second quarter of fiscal year 2005 was 4% of sales or $0.01 per share, as compared to net income of $95,628, which was 6% of sales or $0.01 per share for the prior fiscal year quarter.

On a year to date basis, net income as a percentage of revenues was 3% and 5% for the fiscal year 2005 and 2004 respectively.  On a diluted earnings per share basis, year to date net income of $127,177 for fiscal year 2005 was $0.02 per share, as compared to net income of $152,106 for fiscal year 2004 was $0.02 per share for the fiscal year 2004.

Liquidity and Capital Resources:

Management intends to continue to fund its operations out of its current sales.  The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  The Company funds its non-contract research and development with cash from operations.  As of March 31, 2005, the Company had a cash balance of $1,819,982.  On April 15, 2005 the Company paid a cash dividend of $0.085 per share for an aggregate of $648,914.  The Company has a secured line-of-credit for $500,000, which has not been drawn on during the current fiscal year quarters as a result of positive cash flow from operations.  There is no balance currently outstanding under the line-of-credit.  Management believes that cash from current business operations, along with the available line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period.

The Company anticipates a need to make capital improvements of $100,000 during the fiscal year ending September 30, 2005 to its current production facility and continued equipment and tooling upgrades.  It is currently the intention of the Company to fund the expenditures through current operations.  Furthermore, the Company does not presently have product liability insurance and must fund the expenses of its pending lawsuits.  The Company has incurred approximately $241,000 in legal fees for the first and second quarters of fiscal year 2005 attributable to all legal support matters and the defense of its pending lawsuits.  In addition, requirements under the Sarbanes-Oxley Act will require increased expenditures as the Company implements expanded compliance infrastructure and oversight.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system, the Cessna 172 system, success of contracts for NASA SBIR research projects, the timing and impact of regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition and litigation.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, potential product liability claims, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, and changes in federal or state laws or regulations.

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

Recently Issued Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (SFAS No. 153) amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning October 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R has not been determined at this time.

ITEM 3.                  CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer at the time concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the second quarter of fiscal year 2005, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Part II.

ITEM 1.                  LEGAL PROCEEDINGS

(a)  In August 2003, actions were commenced against the Company by Kathleen F. Fischer, Individually and as personal representative of the Estate of Joseph C. Fischer v. Cirrus Design Corp., Ballistic Recovery Systems, Inc., and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0782 (HGM/DEP), and Susan Sedgwick, Individually, on her own behalf as surviving spouse of Thomas P. Sedgwick, as Executrix of the Estate of Thomas P. Sedgwick, deceased, and on behalf of all interested beneficiaries, including Jamie Lynn Sedgwick and Jacqueline Ann Sedgwick v. Cirrus Design Corp., Ballistic Recovery Systems, Inc. and Wings Aloft, Inc., U.S. District Court for the Northern District of New York, File No. 03-CV-0592 (HGM/DEP).

These actions arise from the crash of a Cirrus Design Corp. SR22 airplane in April 2002 near Parish, New York.  Plaintiffs have brought claims for strict products liability, negligence and breach of warranty against Cirrus, the airplane’s manufacturer, the Company, which manufactures the CAPS (Cirrus Airframe Parachute System), a parachute system which is a required component of the plane, and Wings Aloft, Inc., which is alleged to have provided training on the SR22 to the decedents.

In preliminary reports, the plaintiff in Fischer has estimated the damages to be sought at trial as sixty million dollars, and the plaintiff in Sedgwick has submitted an estimate of seven million five hundred thousand dollars.

The matters have been consolidated for purposes of discovery, which began in November 2003 and is scheduled to be completed by early 2006, with no trial date currently scheduled.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company is vigorously defending these matters.

(b)  On April 17, 2004, an action was commenced against the Company by Aerospace Marketing, Inc. and Charles Parsons v. Ballistic Recovery Systems, Inc., U.S. District Court, Middle District of Florida, File No. 04-CV-242.  The action resulted from the Company’s notification to Charles F. Parson in April 2004 of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification from the Company, Mr. Parsons filed suit to block the termination of the contract and the Company filed suit to formalize the termination of the contract.  The Company participated in a mediation conference in an attempt for both parties to reach settlement.  The conference failed to produce a settlement.  This matter is currently scheduled for trial on June 6, 2005.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company is vigorously defending this matter.

(c)  In September 2004, an action was commenced against the Company by Martha Lefebvre, Individually and as Trustee for the Estate of Douglas Lefebvre v. Ballistic Recovery Systems, Inc., Minnesota State Court, Second District, Case File No. C7-04-9271.  This action commenced as a result of the crash of a Sabian Rans S-12XL near Mexican Hat, Utah on September 22, 2002.  Mr. Lefebvre was the passenger on the aircraft.  Discovery is ongoing.  The Company has the report of the National Transportation Safety Board (NTSB) which investigated the accident.  The NTSB concluded that the pilot inadvertently stalled the aircraft and then he failed “to follow the proper emergency procedures for activating his Ballistic Recovery System.”  The NTSB went on to say that “contributing factors [in the accident] were the improper installation of the BRS by the pilot . . . .”  The Company believes that it has strong defenses to the action, but is unable to predict the outcome or estimate what amount of damages, if any, that might be awarded in this action.  The Company is vigorously defending this matter.

(d)  In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue, McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542.  The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the February 6, 2005 crash of a Cirrus Design Corporation SR22 airplane near Sugar Bowl, California.  The Company is currently reviewing the complaint, and cannot at this time state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be, if any.  The Company intends to vigorously defend this matter.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Shareholders’ Meeting was held on March 16, 2005.  The only proposal voted upon was the election of five directors to serve on the Company’s Board of Directors.  The total number of shares voted was 5,573,874 or 81.379% of the eligible shares and the results were as follows:

Director	For	Withhold	Total
Adams, Thomas H.	5,565,974	7,900	5,573,874
Brandt, Darrel D.	5,560,245	13,629	5,573,874
Nelson, Robert L.	5,565,974	7,900	5,573,874
Popov, Boris	5,550,274	23,600	5,573,874
Underwood, Edward L.	5,464,474	109,400	5,573,874

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

ITEM 6.                  EXHIBITS

Exhibits

The following documents are included or referenced in this report.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Accounting Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005	/s/ Larry Williams
By Larry Williams
Principal Executive Officer

/s/ Robert L. Nelson
By Robert L. Nelson
Principal Accounting Officer