Form 10KSB/A
period 2004-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2005-05-25
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒     No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.        ☒

The issuer’s revenues for the fiscal year ended September 30, 2004 were $6,558,551.

As of May 9, 2005 there were 7,634,284 outstanding shares of common stock, par value $0.01 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on May 9, 2005 based on the closing price of the common stock as quoted by the NASD Over-the-Counter Bulletin Board on such date was $11,138,970.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-KSB/A for the year ended September 30, 2004, which amends the Company’s Form 10-KSB originally filed on December 16, 2004, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s filing with the Securities and Exchange Commission.

The Company has restated its valuation of certain warrants issued to Cirrus Design Corporation that became exercisable during the year ended September 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $369,831, decrease the income tax expense by $146,700 and decrease net income by $223,131 for the year ended September 30, 2004.  The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $146,700 as of September 30, 2004.  In addition, the basic earnings per common share and diluted earnings per common share decreased by $.03 and $.04 for the year ended September 30, 2004, respectively.

The above referenced amendments are accurately reflected in Items 1, 6 and 7 herein.  Except for such changes, this Amendment No. 1 does not update any other disclosures contained in the original form 10-KSB filed on December 16, 2004 to reflect developments since the original date of such original filing.

REFERENCES

References to “BRS”, the “Company,” the “Registrant,” “we,” “us,” or “our” or in this Annual Report on Form 10-KSB refers to Ballistic Recovery Systems, Inc., a Minnesota corporation.

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

The Company was founded to provide recreational aircraft parachute systems for use in ultralight and experimental aircraft.  That portion of the business continues to be a consistent source of revenues for the Company and accounted for 23% and 25% of the Company’s revenues in fiscal year 2004 and 2003, respectively.

The Company’s general aviation product lines accounted for 76% and 75% of the Company’s revenues in fiscal year 2004 and 2003, respectively.  Since 1999, the Company’s primary general aviation product has been for the Cirrus SR20 (SR20) and SR22 aircraft manufactured by Cirrus Design Corporation (“Cirrus Design”). Sales to Cirrus Design account for 74% and 74% of Company revenues for fiscal 2004 and 2003, respectively.  Cirrus Design, based in Duluth, Minnesota is presently the world’s largest manufacturer of single engine certified aircraft.  Both models of Cirrus Design’s aircraft utilize the Company’s parachute system as a required standard equipment feature.  In addition, in July 2002 and July 2003, the Company began delivering its aftermarket FAA certified parachute system for the Cessna 172 and 182 aircraft called the BRS172 and BRS182, respectively.

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

In 1994, the Company entered into an agreement with Cirrus Design, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus Design SR20 (SR20), on October 23, 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus Design began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.  The SR22 became the third of the Company’s products to have received FAA certification (the BRS150 and SR20 products being the others).  For fiscal year 2004, approximately 74% of the Company’s total revenues were generated from sales to Cirrus Design.

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

Recreational Aviation Products:

Recreational aviation products include products designed and manufactured for use on unregistered aircraft such as ultralights and aircraft registered with the FAA as experimental.  Like the general aviation product, these recreational aviation products are designed to prevent or reduce bodily injury to the human occupant.  The Company manufactures these products and sells them directly to individuals and through dealers and distributors who also market and sell the aircraft and related products.  The Company currently works with approximately 200 dealers and distributors worldwide, although the Company does not have written distribution agreement with all distributors.  Accordingly, these dealers and distributors could sell competing products.  Sales to international customers accounted for 42.2% of recreational aviation product sales.

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

Dependence on a Single Customer:

During the fiscal years ended September 30, 2004 and 2003, the Company was dependent on one customer, Cirrus Design Corporation, for 74% and 74% of the Company’s total sales in the respective fiscal years.  The Company supplies parachute recovery systems to Cirrus from its general aviation product line.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	0	N/A	600,000
Equity compensation plans not approved by stockholders (2)	960,000	$1.20	0

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

ITEM 6.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Operations:

Sales

Sales for fiscal year 2004 were $6,558,551, up 0.1%, compared to $6,549,011for fiscal year 2003.  A reduction in sales was recorded in both fiscal years which were attributed to an accounting-related adjustment for stock based compensation relating to the Cirrus Design (Cirrus) stock purchase warrants. These warrants were granted as part of the purchase and supply agreement between the Company and Cirrus.  No further reductions to sales are expected for stock based compensation relating to the Cirrus stock purchase warrants.  The reductions recorded were $474,481 and $20,880 for fiscal year 2004 and 2003, respectively.  In the current fiscal year, sales derived from the Company’s general aviation products, which consist primarily of sales to Cirrus Design, were up 2.0% over the prior fiscal year.  Sales from the Company’s general aviation products accounted for 76.0% of total sales for fiscal year 2004 compared to 75.0% of total sales for fiscal year 2003.

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

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, decreased by 6.4% during fiscal year 2004 compared to the prior fiscal year and accounted for 23.1% of the Company’s revenues for fiscal year 2004 versus 23.2% of the Company’s revenues for the prior fiscal of 2003.  The recreational aircraft products business continues to be impacted by several factors including general economic conditions, which have dramatically affected the United States recreational aircraft business, and delayed federal regulations that will change the rules under which recreational aircraft are operated.

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

Gross Margin

Gross margin as a percentage of revenues was 35.2% for fiscal year 2004 compared to 39.4% for fiscal year 2003.  A substantial portion of the decrease in the gross margin is a result of price reductions granted to Cirrus Design under terms of the Purchase and Supply Agreement between the two companies.  The Company expects to provide additional pricing reductions to its larger customers in the future and as a result, gross margins are expected to be impacted as the Company provides these pricing concessions to its customers.  However, the Company has been successful in identifying cost savings and receiving material cost reductions and will continue to look for further savings and cost reductions on an ongoing basis.  The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 22.8% for fiscal year 2004 as compared to 18.5% for fiscal year 2003.  These costs have increased as a result of adjustments in the corporate office staff and sales staff, marketing outsourcing, expanded trade show activity, increased compensation, business development expenses and legal fees.  The increase in legal fees related to the legal proceedings noted in Item 3, increasing selling, general and administrative costs by approximately $40,000 for fiscal year 2004 compared to fiscal year 2003.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.  Furthermore, the Company does not have products liability insurance and must fund the expenses of its current product liability litigation.  In addition, requirements under the Sarbanes-Oxley Act will require increased expenditures as the Company implements expanded compliance infrastructure and oversight.

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

Third party funding has offset a portion of the Company’s research and development costs for the current and prior fiscal years.  Offsets of $385,619 and $189,410 were reflected in the financial statements for fiscal years 2004 and 2003, respectively.  Gross research and development costs were 10.0% and 9.1% of sales for fiscal years 2004 and 2003, respectively and 4.2% and 6.2% of sales on a net basis for fiscal years 2004 and 2003, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  Gross research and development expenditures are expected to be higher for fiscal year 2005 compared with fiscal year 2004 with no offsets anticipated from outside sources.

Net Income and Earnings per Share

Income before income taxes as a percentage of revenues was 7.6% and 13.9% for fiscal years 2004 and 2003, respectively.    On a fully diluted basis, after-tax net income of $301,474 for fiscal year 2004 was 4.6% of sales or $0.04 per share, as compared to net income of $549,567, which was 8.4% of sales or $0.09 per share for the prior fiscal year.

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

ITEM 7.                                                   FINANCIAL STATEMENTS

For a list of the financial statements and related footnotes filed as part of this report, see the Index to Financial Statements beginning at Page F-1 of this annual report on Form 10-KSB/A.

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

ITEM 13.                                             EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The following documents are included or referenced in this report.

Page Number	Exhibit Number	Description
—	3.1

Company’s Articles of Incorporation, as amended, appear as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 33-21843) filed May 12, 1988 (“Form S-1”) and are incorporated herein by reference.

—	3.2

Company’s Restated Bylaws as amended, were filed as Exhibit 3.2, under Form 8, Amendment No. 1 (“1990 Amendment”) to the Company’s Report on Form 10-K for the fiscal year ended September 30, 1990 (the “1990 10-K”) and are incorporated herein by reference.

—	10.1

Cessna 172 Development and Funding Agreement dated October 26, 2000 between the Company and Charles F. Parsons appears as exhibit 10.1 to the Company’s Report on Form 8-K filed November 13, 2000 and is incorporated herein by reference.

—	10.2

Purchase and Supply Agreement dated September 17, 1999 between the Company and Cirrus Design Corporation appears as exhibit 10.1 to the Company’s Report on Form 8-K filed September 20, 1999 and is incorporated herein by reference.

—	10.3	Covenant not to Compete Agreement dated October 26, 1995

between the Company and the President and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. appears as Exhibit 10.1 to the Company’s Report on Form 10-KSB for the fiscal year ended September 30, 1995 and is incorporated herein by reference.

—	10.4

The Company filed a report on Form 8-K on July 9, 2003 disclosing the change in the registrant’s certifying accountants. The July 9, 2003 Form 8-K as filed with the SEC is incorporated herein by reference.

—	10.5

Employment Agreement dated January 1, 2004, between the Registrant and Mark B. Thomas (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-QSB for the quarter ended December 31, 2003).

—	10.6

The Company filed a report on Form 8-K on March 2, 2004 disclosing the receipt of an equity contribution of $562,500 as a result of Cirrus Design Corporation’s exercise of common stock warrants. The March 2, 2004 Form 8-K as filed with the SEC is incorporated herein by reference.

—	10.7

The Company filed a report on Form 8-K on March 19, 2004 disclosing the declaration of a $0.0655 per share dividend. The March 19, 2004 Form 8-K as filed with the SEC is incorporated herein by reference.

—	10.8

The Company adopted the 2004 Stock Option Plan in conjunction with the 2004 Proxy Statement filed January 23, 2004 with the SEC. The 2004 Stock Option Plan as found under Appendix A of the filing is incorporated herein by reference.

—	10.9

The Company adopted a Code of Ethics for Senior Financial Executives in conjunction with the 2004 Proxy Statement filed January 23, 2004 with the SEC. The Code of Ethics as found under Appendix B of the filing is incorporated herein by reference.

—	31.1	Rule 13a-14(a)/15d-14(a) Certifications.
—	31.2	Rule 13a-14(a)/15d-14(a) Certifications.
—	32.1	Section 1350 Certifications.
—	32.2	Section 1350 Certifications.

Reports on Form 8-K

The Company filed no reports on Form 8-K during the three months ended September 30, 2004.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to be billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for fiscal year 2004 and 2003 and reviews of the financial statements included in the Company’s Form 10KSB for fiscal year 2004 and 2003 were $23,020 and $32,700, respectively.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Ballistic Recovery Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2005.

Ballistic Recovery Systems, Inc.

By:	/s/ Larry E. Williams
Larry E. Williams
Principal Executive Officer,
President and Chief Operating Officer

By:	/s/ Robert L. Nelson
Robert L. Nelson
Principal Accounting Officer

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

As discussed in Note 13 to the financial statements, the Company has restated its balance sheet as of September 30, 2004 and the related statements of operations, shareholders’ equity and cash flow for the year ended September 30, 2004 to change the valuation of the warrants that became exercisable during the year ended September 30, 2004.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

November 4, 2004

(except as to notes 2, 8 and 13, as to which the date is May 23, 2005)

Ballistic Recovery Systems, Inc.

Balance Sheets

September 30, 2004 and 2003

	Restated
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,314,557	$862,495
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000 respectively	402,113	326,321
Note receivable – shareholder	12,500	—
Inventories	1,132,496	1,118,190
Deferred tax asset – current portion	252,700	114,000
Prepaid expenses	44,025	60,695
Total current assets	3,158,391	2,481,701

Furniture, fixtures and leasehold improvements	591,767	467,578
Less accumulated depreciation and amortization	(292,164)	(207,038)
Furniture, fixtures and leasehold improvements – net	299,603	260,540

Other assets:
Patents, net of accumulated amortization of $10,053 and $9,367, respectively	1,611	2,297
Long-term prepaid expenses	53,120	77,972
Covenant not to compete, net of accumulated amortization of $335,908 and $300,388, respectively	43,530	79,050
Total other assets	98,261	159,319

Total assets	$3,556,255	$2,901,560
Liabilities And Shareholders’ Equity
Current liabilities:
Current portion of covenant not to compete, shareholder	$45,255	$40,561
Accounts payable	173,515	122,714
Customer deposits	79,061	116,827
Accrued payroll	100,451	103,229
Other accrued liabilities	342,635	198,415

Total current liabilities	740,917	581,746

Covenant not to compete, shareholder, less current portion	4,000	49,254

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,844,284 and 6,245,929 shares, respectively, issued and outstanding)	68,443	62,459
Additional paid-in capital	3,838,132	2,784,635
Accumulated deficit	(1,095,237)	(576,534)
Total shareholders’ equity	2,811,338	2,270,560

Total liabilities and shareholders’ equity	$3,556,255	$2,901,560

See notes to financial statements.

Ballistic Recovery Systems, Inc.

Statements of Operations

For the Years Ended September 30, 2004 and 2003

	Restated
	2004	2003
Sales	$6,558,551	$6,549,011
Cost of sales	4,252,531	3,966,125

Gross profit	2,306,020	2,582,886

Selling, general and administrative	1,494,447	1,211,567
Research and development	242,782	407,171
Intangible amortization	35,519	43,083

Income from operations	503,272	921,065

Other income (expense):
Interest expense	(7,875)	(14,905)
Other income (expense)	4,377	3,407

Income before income taxes	499,774	909,567

Income taxes expense	198,300	360,000

Net income	$301,474	$549,567

Basic earnings per common share	$0.05	$0.09

Weighted average number of shares outstanding – Basic	6,577,281	6,222,399

Diluted earnings per common share	$0.04	$0.09

Weighted average number of shares outstanding – Diluted	6,910,530	6,346,373

Dividends per share	$0.1255	$0.05

See notes to financial statements.

Ballistic Recovery Systems, Inc.

Statements of Shareholders’ Equity

For the Years Ended September 30, 2004 and 2003

	Common Stock		Additional		Share-
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	holders’ Equity
Balance September 30, 2002	6,209,737	$62,098	$2,764,197	$(817,185)	$2,009,110

Issuance of stock in cashless transactions	36,192	361	(361)	—	—
Expenses from stock based transaction	—	—	20,799	—	20,799
Dividend declaration	—	—	—	(308,916)	(308,916)
Net Income	—	—	—	549,567	549,567

Balance September 30, 2003	6,245,929	62,459	2,784,635	(576,534)	2,270,560

Issuance of stock in cashless transactions	27,105	271	(271)	—	—
Stock warrant exercise	500,000	5,000	557,500	—	562,500
Stock option exercises for cash	21,250	213	9,787	—	10,000
Stock option exercises under note receivable – shareholder	50,000	500	12,000	—	12,500
Expenses from stock based transaction	—	—	474,481	—	474,481
Dividend declaration	—	—	—	(820,177)	(820,177)
Net Income – restated	—	—	—	301,474	301,474

Balance September 30, 2004 – restated	6,844,284	$68,443	$3,838,132	$(1,095,237)	$2,811,338

See notes to financial statements.

Ballistic Recovery Systems, Inc.

Statements of Cash Flow

For the Years Ended September 30, 2004 and 2003

	Restated
	2004	2003
Cash flows from operating activity:
Net income	$301,474	$549,567
Adjustments to reconcile net income to net cash
From operating activity:
Deferred income tax	(138,700)	305,000
Depreciation and amortization	85,813	68,639
Amortization of covenant not to compete	35,519	37,944
Expense from stock based transaction	474,481	20,799
Loss on retirement of furniture and equipment	—	1,096
(Increase) decrease in:
Accounts receivable, net	(75,792)	(247,376)
Inventories	(14,306)	(290,292)
Prepaid expenses	16,670	(12,324)
Long-term prepaid expenses	24,852	25,239
Increase (decrease) in:
Accounts payable	50,801	71,132
Customer deposits	(37,766)	(75,927)
Accrued payroll and other accrued liabilities	141,442	(115,930)

Net cash from operating activities	864,488	337,567

Cash flows from investing activities:
Capital expenditures	(124,189)	(127,430)

Net cash from investing activities	(124,189)	(127,430)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	562,500	—
Proceeds from exercise of common stock options	10,000	—
Principal payments on covenant not to compete	(40,560)	(36,355)
Dividends paid	(820,177)	(308,916)

Net cash from financing activities	(288,237)	(345,271)

Increase (decrease) in cash and cash equivalents	452,062	(135,134)
Cash and cash equivalents - beginning of year	862,495	997,629

Cash and cash equivalents - end of year	$1,314,557	$862,495

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

Customer Concentration

The Company had sales to one major customer, Cirrus Design, which represented 74% of the Company’s total sales for fiscal year 2004 and 75% of the Company’s total sales for fiscal year 2003.  This customer also accounted for 81% (or $325,000) and 44% (or $142,000) of accounts receivable at September 30, 2004 and 2003, respectively.  The Company supplies parachute systems to Cirrus Design from the Company’s general aviation product line.

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

Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under

Statement of Financial Accounting Standards (SFAS) 109.  Temporary differences relate primarily to: stock based compensation; allowances for doubtful accounts; inventory valuation allowances; depreciation; valuation of warrants issued to a customer; and accrued expenses not currently deductible.

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

	Fiscal Year ended September 30,
	Restated
	2004	2003
Net Income:
As reported	$301,474	$549,567
Pro forma	$301,474	$523,357

Basic earnings per common share:
As reported	$0.05	$0.09
Pro forma	$0.05	$0.08

Diluted earnings per common share:
As reported	$0.04	$0.09
Pro forma	$0.04	$0.08

Stock based compensation:
As reported	$474,481	$20,799
Pro forma	—	$26,210

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

Following is a reconciliation of basic and diluted earnings per common share for fiscal year 2004 and 2003, respectively:

	Fiscal Year ended September 30,
	Restated
	2004	2003
Earnings per common share – basic:

Net income	$301,474	$549,567

Weighted average shares outstanding	6,577,281	6,222,399

Earnings per common share – basic	$0.05	$0.09

Earnings per common share – diluted:

Net income	$301,474	$549,567

Weighted average shares outstanding	6,577,281	6,222,399
Common stock equivalents	333,249	123,974

Weighted average shares and potential diluted shares outstanding	6,910,530	6,346,373

Earnings per common share – diluted	$0.04	$0.09

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

3.              New Product Development, Research and Development Funding and Income Recognition

In 1994, the Company entered into an agreement with Cirrus Design, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus Design SR20 (SR20), on October 23, 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus Design began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.  The SR22 became the third of the Company’s products to have received FAA certification (the BRS150 and SR20 products being the others).  For fiscal year 2004, approximately 74% of the Company’s total revenues were generated from sales to Cirrus Design.

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

Warrant #	Exercise Period	Warrant Shares	Exercise Price per Warrant Share	Purchase Commitment
4	01-2004 to 02-2005	650,000	$1.25	500 Units in 2004

Cirrus has the right to exercise the warrant during the exercise period for the stated exercise price. Cirrus has not indicated to the Company its intentions with regards to the exercise of this warrant.

Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company has and will record a reduction in sales related to the warrants earned by Cirrus for fiscal year 2004 and 2003.  Sales have been reduced by $474,481 and $20,799 for fiscal year 2004 and 2003, respectively.  Based on EITF 96-18, the warrants are not considered earned until the products are sold.

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

Export Sales

The Company’s international sales are made through independent representatives in various foreign countries.  International sales as a percentage of total sales were 10% in 2004 and 5% in 2003.

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

Related Parties

Through December 2003, the Company contracted with an officer/shareholder of the Company to coordinate its advertising, at which time the arrangement was cancelled.  Total advertising expenses were $45,399 and $88,838 for fiscal year 2004 and 2003, respectively, with $15,100 and $39,259, respectively of these totals being paid to this individual.  The advertising rates charged were at or below current market rates.  There were no outstanding balances due to this related party as of September 30, 2004 or 2003.

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

8.              Income Taxes

At September 30, 2004 and 2003, the Company did not have any federal or state net operating loss carryforwards.  The provision for income taxes consisted of the following components for the years ended September 30:

	Restated
	2004	2003
Current:
Federal	$283,000	$—
State	54,000	55,000
Deferred	(138,700)	305,000
	$198,300	$360,000

Components of net deferred income taxes are as follows at September 30:

	Restated
	2004	2003
Deferred income tax assets:
Amortization	$10,000	$12,000
Allowance for doubtful accounts	4,000	4,000
Vacation accruals	23,000	28,000
Asset valuation reserves	40,000	51,000
Warrants related to purchase and supply agreement – see note 4	146,700	—
Other accruals	2,000	—
Inventory Section 263 adjustment	40,000	40,000
	265,700	135,000
Deferred income tax liabilities - depreciation	(13,000)	(21,000)
Net deferred income tax assets	$252,700	$114,000

Reconciliation between the statutory rate and the effective tax rate for the years ended September 30, is as follows:

	2004	2003
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	6.4	6.4
Other	(0.7)	(0.8)
Effective tax rate	39.7%	39.6%

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

13. Restatement

The following table reconciles the previously reported amounts to the restated amounts as of and for the year ended September 30, 2004.  The Company has restated its valuation of the warrants issued to Cirrus Design Corporation that became exercisable during the year ended September 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $369,831, decrease the income tax expense by $146,700 and decrease net income by $223,131 for the year ended September 30, 2004.  The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $146,700 as of September 30, 2004.  In addition, the basic earnings per common share and diluted earnings per common share decreased by $.03 and $.04 for the year ended September 30, 2004, respectively.

The following table reconciles the previously reported balance sheet at September 30, 2004 to the restated amounts:

	Deferred tax asset - current portion	Total current assets	Total assets	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity

Previously reported amounts	$106,000	$3,011,691	$3,409,555	$3,468,301	$(872,106)	$2,664,638
Income tax impact of adjustment	146,700	146,700	146,700	—	146,700	146,700
Increase valuation of warrants which became exercisable during the year ended September 30, 2004	—	—	—	369,831	(369,831)	—
Restated amounts	$252,700	$3,158,391	$3,556,255	$3,838,132	$(1,095,237)	$2,811,338

The following table reconciles the previously reported statement of operations to the restated amounts for the year ended September 30, 2004.

	Sales	Gross profit	Income from operations	Income before income taxes	Income tax expenses	Net income
Previously reported amounts	$6,928,382	$2,675,851	$873,103	$869,605	$345,000	$524,605
Income tax impact of adjustment	—	—	—	—	(146,700)	146,700
Increase valuation of warrants which became exercisable during the year ended September 30, 2004	(369,831)	(369,831)	(369,831)	(369,831)	—	(369,831)
Restated Amounts	$6,558,551	$2,306,020	$503,272	$499,774	$198,300	$301,474

The following tables reconcile the previously reported earnings per common share amounts to the restated amounts for:

	Year ended September 30, 2004
	Basic	Diluted
Basic and diluted earnings per common share:
Previously reported amounts	$.08	$0.08
Restated amounts	(.03)	(0.04)
Restated earnings per common share	$.05	$.04