Form 10QSB/A
period 2003-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2005-08-12
CIK 801907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

Amendment No. 1

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

Yes ☒    No ☐

Number of shares outstanding as of August 5, 2005: 7,634,284

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-QSB/A for the three months ended December 31, 2003, which amends the Company’s Form 10-QSB originally filed on February 13, 2004, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s filing with the Securities and Exchange Commission.

The Company has restated its valuation of certain warrants issued to Cirrus Design Corporation that became exercisable during the quarter ended June 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $123,277, decrease the income tax expense by $48,900 and decrease net income by $74,377 for the three months ended December 31, 2003. The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $48,900 as of December 31, 2003.  In addition the basic earnings per common share and diluted earnings per common share decreased by $.01 and $.01 for the three months ended December 31, 2003, respectively.

The above referenced amendments are accurately reflected in Items 1, 2 and 3 herein.  Except for such changes, this Amendment No. 1 does not update any other disclosures contained in the original form 10-QSB filed on February 13, 2004 to reflect developments since the original date of such original filing.

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(Unaudited)	(Audited)
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$292,619	$862,495
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	489,415	326,321
Inventories, net	1,072,054	1,118,190
Deferred tax asset – current portion	162,900	114,000
Prepaid expenses	63,682	60,695
Total current assets	2,080,670	2,481,701

Furniture, fixtures and leasehold improvements	520,357	467,578
Less accumulated depreciation	(224,982)	(207,038)
Furniture, fixtures and leasehold improvements – net	295,375	260,540

Other assets:
Patents net of accumulated amortization of $9,538 and $9,367, respectively	2,126	2,297
Long-term prepaid expenses	71,711	77,972
Covenant not to compete net of accumulated amortization of $309,874 and $300,388, respectively	69,564	79,050
Total other assets	143,401	159,319

Total assets	$2,519,446	$2,901,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$143,702	$122,714
Customer deposits	45,194	116,827
Accrued payroll	86,413	103,229
Other accrued liabilities	128,425	198,415
Current portion of covenant not to compete	41,687	40,561
Current liabilities	445,421	581,746

Long-term covenant not to compete, less current portion	38,400	49,254

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,245,929 and 6,245,929 shares, respectively, issued and outstanding	62,459	62,459
Additional paid-in capital	2,942,912	2,784,635
Accumulated deficit	(969,746)	(576,534)
Total shareholders’ equity	2,035,625	2,270,560

Total liabilities and shareholders’ equity	$2,519,446	$2,901,560

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2003 and December 31, 2002

(UNAUDITED)

	2003	2002
	(Restated)
Sales	$1,366,687	$1,519,229
Cost of sales	960,826	951,811

Gross profit	405,861	567,418

Selling, general and administrative	351,947	278,446
Research and development	48,528	125,559
Intangible amortization	9,486	12,056

Income (loss)’from operations	(4,100)	151,357

Other income (expense):
Interest expense	(2,381)	(3,300)
Other income (expense)	1,323	—

Income (loss) before income taxes	(5,158)	148,057

Income tax expense	12,741	69,411

Net income (Loss)	$(17,899)	$78,646

Basic earnings per share	$0.00	$0.01

Weighted average number of shares Outstanding – Basic	6,245,929	6,209,736

Diluted earnings per share	$0.00	$0.01

Weighted average number of shares Outstanding – Diluted	6,407,680	6,340,857

Dividends per common share	$0.06	$0.00

See notes to financial statements.

BALLISITIC RECOVERY SYSTEMS, INC

STATEMENT OF CASH FLOW

For the Three Months Ended December 31, 2003 and December 31, 2002

(UNAUDITED)

	2003	2002
	(Restated)
Cash flows from operating activity:
Net income (Loss)	$(17,899)	$78,646
Adjustments to reconcile net income to net cash from operating activity:
Deferred income tax	(48,900)	—
Depreciation and amortization	18,115	19,221
Amortization of covenant not to compete	9,486	9,486
Expense From Stock Based Transaction	158,277	—
Inventory valuation reserve	6,000	6,000
(Increase) decrease in:
Accounts receivable	(163,094)	(58,128)
Inventories	40,136	(100,535)
Prepaid expenses	3,274	5,373
Increase (decrease) in:
Accounts payable	20,988	75,049
Customer deposits	(71,633)	(50,167)
Accrued expenses	(86,806)	(104,817)

Net cash from operating activities	(132,056)	(119,872)

Cash flows from investing activities:
Capital expenditures	(52,779)	(26,202)

Net cash from investing activities	(52,779)	(26,202)

Cash flows from financing activities:
Principal payments on covenant not to compete	(9,728)	(12,846)
Dividend payment	(375,313)	—

Net cash from financing activities	(385,041)	(12,846)

Decrease in cash and cash equivalents	(569,876)	(158,920)
Cash and cash equivalents - beginning of year	862,495	997,629

Cash and cash equivalents - end of period	$292,619	$838,709

Cash paid for taxes	$33,000	$71,822
Cash paid for interest	$2,381	$3,300

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

Revenue Recognition

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” (later revised as SAB No. 104) which the Company has adopted.  The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting accounts receivable is reasonably assured.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 76% and 74% of the Company’s total sales for the first quarter of fiscal years 2004 and 2003, respectively.  This customer also accounted for 45% (or $221,212) and 44% (or $142,000) of accounts receivable at December 31, 2003 and September 30, 2003, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

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

Had compensation cost been recognized based on the fair market values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted earnings per common share would have been changed to the following pro forma amounts:

	Three months ended December 31,
	2003	2002
	Restated

Net income (Loss):
As reported	$(17,899)	$78,646
Pro forma	$(17,899)	$70,596

Basic earnings per common share:
As reported	$0.00	$0.01
Pro forma	$0.00	$0.01

Diluted earnings per common share:
As reported	$0.00	$0.01
Pro forma	$0.00	$0.01

Stock based compensation:

As reported	$—	$—
Pro forma	$—	$8,050

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

	Three months ended December 31,
	2003	2002
	Restated

Risk-free interest rate	N/A	5.75%
Expected life of options granted	N/A	5 years
Expected volatility	N/A	129.13%
Expected dividend yield	N/A	0.00%

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

Following is a reconciliation of basic and diluted earnings per common share for the quarters ended December 31, 2003 and 2002, respectively:

	Three months ended December 31,
	2003	2002
	Restated
Net income (Loss)	$(17,899)	$78,646

Weighted average shares outstanding	6,245,929	6,209,736

Earnings per common share — basic	$0.00	$0.01

Earnings per common share — diluted:

Net income	$(17,899)	$78,646

Weighted average shares outstanding	6,245,929	6,209,736

Common stock equivalents	161,751	131,121

Weighted average shares and potential diluted shares outstanding	6,407,680	6,340,680

Earnings per common share — Diluted	$0.00	$0.01

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

Restatement

The following table reconciles the previously reported amounts to the restated amounts as of and for the three months ended December 31, 2003.  The Company has restated its valuation of the warrants issued to Cirrus Design Corporation that became exercisable during the quarter ended June 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $123,277, decrease the income tax expense by $48,900 and decrease net income by $74,377 for the three months ended December 31, 2004.  The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $48,900 as of December 31, 2003.  In addition, the basic earnings per common share and diluted earnings per common share decreased by $.01 and $.01 for the three months ended December 31, 2003, respectively.

The following table reconciles the previously reported balance sheet at December 31, 2003 to the restated amounts:

	Deferred tax asset - current portion	Total current assets	Total assets	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
Previously reported amounts	$114,000	$2,031,770	$2,470,546	$2,819,635	$(895,369)	$1,986,725
Income tax impact of adjustment	48,900	48,900	48,900	—	48,900	48,900
Increase valuation of warrants which became exercisable during the quarter ended June 30, 2004	—	—	—	123,277	(123,277)	—
Restated amounts	$162,900	$2,080,670	$2,519,446	$2,942,912	$(969,746)	$2,035,625

The following table reconciles the previously reported statement of operations to the restated amounts for the three months ended December 31, 2003.

	Sales	Gross profit	Income (loss) from operations	Income (loss) before income taxes	Income tax expenses	Net income (loss)
Previously reported amounts	$1,489,964	$529,138	$119,177	$118,119	$61,641	$56,478
Income tax impact of adjustment	—	—	—	—	(48,900)	48,900
Increase valuation of warrants which became exercisable during the quarter ended June 30, 2004	(123,277)	(123,277)	(123,277)	(123,277)	—	(123,277)
Restated Amounts	$1,366,687	$405,861	$(4,100)	$(5,158)	$12,741	$(17,899)

The following tables reconcile the previously reported earnings per common share amounts to the restated amounts for:

	Three months ended December 31, 2003
	Basic	Diluted
Basic and diluted earnings per common share:
Previously reported amounts	$.01	$0.01
Restated amounts	(.01)	(0.01)
Restated earnings per common share	$.00	$.00

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

On September 16, 2002, the Company entered into a contract with NASA through its Small Business Innovation Research (SBIR) program.  The contract, which is a follow on to a Phase I feasibility study, is entitled “Advanced Aircraft Parachute Recovery System” and was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  The Phase II contract award was for $598,694 and covers a 24-month period.  During the current quarter of fiscal year 2004, the Company recorded an offset to research and development expenditures in the amount of $79,175 and recorded a corresponding receivable.  NASA and the U.S. Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

On December 9, 2003, OMF GmbH, the parent company of OMF, an airplane manufacturer based in Germany with operations in Canada, declared bankruptcy in Germany.  OMF has announced its plan to restructure and is currently seeking new investment partners to provide financing required to develop and manufacture its two seat and four seat single engine airplanes.  Assuming OMF obtains adequate financing and upon negotiation and execution of formal documentation between OMF and the Company, the Company’s parachute system would, following certification, be an optional feature on OMF’s currently certified 2-place aircraft and would be installed as standard equipment on OMF’s 4-place aircraft.  The Company will pursue the Supplemental Type Certificate or STC on the 2-place aircraft.  No assurance can be given that OMF will find adequate financing and that it will emerge from bankruptcy of its parent company.  If financed, no assurance can be given that the Company and OMF will enter into definitive documentation or what sales, if any, would result from such agreement.

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

Warr #	Exercise Period	Common Shares	Exercise Price per Warrant Share	Purchase Commitment
2	01-2003 to 02-2004	250,000	$1.00	400 units in 2003
3	01-2003 to 02-2004	250,000	$1.25	400 units in 2003
4	01-2004 to 02-2005	650,000	$1.25	500 units in 2004

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

Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company will record a reduction in sales related to the warrants earned by Cirrus for fiscal year 2004 and 2003.  Based on EITF 96-18, the warrants are not considered earned until the products are sold.  For the first quarter of fiscal year 2004, the Company recorded a reduction in sales of $158,277.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Restatement:

This Amendment No. 1 to the Company’s Form 10-QSB/A for the three months ended December 31, 2003, which amends the Company’s Form 10-QSB originally filed on February 13, 2004, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s filing with the Securities and Exchange Commission.

The Company has restated its valuation of certain warrants issued to Cirrus Design Corporation that became exercisable during the quarter ended June 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $123,277, decrease the income tax expense by $48,900 and decrease net income by $74,377 for the three months ended December 31, 2003. The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $48,900 as of December 31, 2003.  In addition the basic earnings per common share and diluted earnings per common share decreased by $.01 and $.01 for the three months ended December 31, 2003, respectively.

Operations:

Sales

Sales for the first quarter of fiscal year 2004 were $1,366,687 compared to $1,519,229 for the prior fiscal year 2003 first quarter.  Revenues derived from the Company’s general aviation products, which are almost exclusively for Cirrus Design Corporation (Cirrus), accounted for approximately 76% of revenues for the first quarter of the current fiscal year 2003 compared to 74% for the first quarter of the prior fiscal year.  The Company recorded a reduction in sales of $158,277 for the first quarter of fiscal year 2004, which was attributed to an adjustment for stock based compensation relating to the Cirrus stock purchase warrants.  These warrants were granted as part of the purchase and supply agreement between the Company and Cirrus.

Sales to Cirrus accounted for 76% of Company revenues in the current quarter, compared to 74% for the prior year first fiscal quarter.  The Company understands that Cirrus Design is expected to exceed fiscal year 2003 manufacturing volumes for its aircraft throughout the current fiscal year for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2004 in its general aviation revenues.  However, with respect to Cirrus, volume projections and timing of those volumes is uncertain at this time.  Cirrus has reduced their backlog in the current fiscal year compared to the prior fiscal year by increasing production volumes in an effort to better serve its customers with shortened lead-times.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.

The Company’s general aviation product is standard equipment on the Cirrus SR20 and SR22 model aircraft.   The Company delivered 122 and 105 units to Cirrus for the first quarter of fiscal year 2004 and 2003, respectively.  The Company understands that Cirrus has a backlog of firm orders for aircraft, all of which are required to include the Company’s parachute systems.  The Company believes that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’s products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2004.  Any negative impact on Cirrus’s sales would negatively impact the Company’s revenues.

The Company is currently developing a parachute recovery system for the Cessna 182 model of aircraft, which will be called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus Design Corporation aircraft models and the Cessna

172.  Testing is underway and the Company anticipates completing all FAA certification testing by April 2004.  Following testing, the Company will apply to the FAA for the supplemental type certificate which will allow the Company to sell the BRS-182 systems to customers.  The Company is currently analyzing its strategies for marketing and distribution for this product.  If the Company is successful in completing testing of the BRS-182 and receives the supplemental type certificate from the FAA, no assurances can be made as the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

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

On July 30, 2003, the Company announced that it reached an agreement in principle with Canadian-based OMF Aircraft, Inc. (OMF) in which OMF would offer the Company’s product as a factory installed feature.  On December 9, 2003, OMF GmbH, the parent company of OMF, declared bankruptcy in Germany.  OMF has announced its plan to restructure and is currently seeking new investment partners to provide financing required to develop and manufacture its two seat and four seat single engine airplanes.  Assuming OMF obtains adequate financing and upon negotiation and execution of formal documentation between OMF and the Company, the Company’s parachute system would, following certification, be an optional feature on OMF’s currently certified 2-place aircraft and would be installed as standard equipment on OMF’s 4-place aircraft.  The Company will pursue the Supplemental Type Certificate or STC on the 2-place aircraft.  No assurance can be given that OMF will find adequate financing and that it will emerge from bankruptcy of its parent company.  If financed, no assurance can be given that the Company and OMF will enter into definitive documentation or what sales, if any, would result from such agreement.

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, decreased during first quarter of the current fiscal year 2004 compared to the prior fiscal year and accounted for 22% of the Company’s revenues for the first quarter of the current fiscal year 2004 versus 24% of the Company’s revenues for the prior fiscal year quarter of 2003.  The recreational aircraft products business continues to be impacted by several factors including general economic conditions, which have dramatically affected the United States recreational aircraft business.  Although the recreational aircraft industry showed signs of recovery in 2003, the long-term implications of the economic downturn on the sport aviation industry are still unknown.  In addition, there are new federal proposed regulations that management believes will, if enacted as proposed, positively affect future recreational aircraft designs and sales of the Company’s products.  The new regulations are expected to increase sales of a new category of aircraft called Light Sport Aircraft or LSA, which management believes will in turn increase demand for the Company’s recreational aircraft products.  No assurances can be given if these new regulations will be enacted.

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

Gross Profit

Gross profit as a percentage of revenues was 30% and 37% for the first quarters of fiscal year 2004 and 2003, respectively.  The Company’s gross profit percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations may continue to impact gross profit percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 26% for first quarter of fiscal year 2004 as compared to 18% for the first quarter of fiscal year 2003.  These costs have gone up as a result of increased corporate office staff, pay rate adjustments, business development expenses and legal fees.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.  Furthermore, the Company does not have products liability insurance and must fund the expenses of its current products liability litigation.

Research and Development, net

Third party funding has offset a portion of the Company’s research and development costs for the current fiscal year quarter.  Third party offsets to the research and development costs were $79,175 for the first quarter of the current fiscal year 2004.  There were no offsets for the first quarter of the prior fiscal year 2003.  These offsets reduced the costs reflected in the financial statements.  Gross research and development costs were 9% and 8% of sales for the first fiscal quarter of fiscal years 2004 and 2003 respectively, and 4% and 8% of sales on a net basis for first quarter of fiscal year 2004 and 2003, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.

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

Net Income and Earnings per Share

The restatement of the first quarter of fiscal year 2004 reduced income by $74,377 to a net loss of ($17,899).  Pre-tax loss as a percentage of revenues was (0.4%) for the first quarter of fiscal year 2004 and pretax income as a percentage of revenues was 10% for the first quarter of fiscal year 2003.    On a fully diluted basis, after-tax net loss of ($17,899) for the first quarter of fiscal year 2004 was (1.3%) of sales or $0.00 per share, as compared to net income of $78,646, which was 5% of sales or $0.01 per share for the prior fiscal year.

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

The Company anticipates a need to make continuing capital improvements to its current production facility as well as expenditures to increase inventory levels during the fiscal year and beyond as a result of the production of general aviation recovery systems and further market penetration.  In addition the Company anticipates further expenditures for research and development projects.  It is currently the intention of the Company to fund the expenditures through current operations as well as revenues generated by those units.  Furthermore, the Company does not presently have product liability insurance and must fund the expenses of its pending lawsuits out of operations.  While the Company is confident that it will prevail in such litigation, the Company would have to fund any settlement or adverse judgment out of operations, which could have a material adverse impact on the Company and its operations.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB/A and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, current product liability litigation, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 172 system,  the Cessna 150/152 system, the Cessna 182 system, the Company’s proposed agreement with OMF and OMF’s restructuring, success of contracts for NASA SBIR research projects, the timing and impact of proposed regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus, existing and additional product liability claims, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

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

Item 3.    Controls and Procedures

As of December 31, 2003, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the first quarter of fiscal year 2004, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 5.  Other Information

The Company operates under the jurisdiction of the Bureau of Alcohol, Tobacco and Firearms (BATF) as its parachute extraction devices utilize a solid fuel propellant, which is a regulated product.  In December 2002 the BATF informed the Company that Congress passed the Safe Explosives Act, which will be administered by the BATF.  The new Act would have required additional licensing for all entities and individuals that purchase, sell or store any regulated explosive material, which became effective at the end of May 2003.  The Company applied for and has received an exemption from the BATF for its products.  Therefore the Company’s customers will not be required to receive additional licensing to be able to receive the Company’s products.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit No.	Description

10.1	Employment Agreement effective January 1, 2004 between the Company and Mark B. Thomas, President and Chief Executive Officer.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

32.2	Section 1350 Certifications.

(b)           The Company did not file any reports on Form 8-K for the three months ended December 31, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005	/s/ Larry E. Williams
By Larry E. Williams
Principal Executive Officer

/s/ Don R. Hedquist
By Don R. Hedquist
Principal Accounting Officer