Form 10QSB/A
period 2004-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2005-08-12
CIK 801907

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-QSB/A for the three months ended March 31, 2004, which amends the Company’s Form 10-QSB originally filed on May 13, 2004, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s filing with the Securities and Exchange Commission.

The Company has restated its valuation of certain warrants issued to Cirrus Design Corporation that became exercisable during the quarter ended June 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $123,277, decrease the income tax expense by $48,900 and decrease net income by $74,377 for the three months ended March 31, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $246,554, decrease the income tax expense by $97,800 and decrease net income by $148,754 for the six months ended March 31, 2004. The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $97,800 as of March 31, 2004.  In addition, the basic earnings per common share and diluted earnings per common share decreased by $.02 and $.01 for the three months ended March 31, 2004, respectively.  The basic earnings per common share and diluted earnings per common share decreased by $.02 and $.02 for the six months ended March 31, 2004, respectively.

The above referenced amendments are accurately reflected in Items 1, 2 and 3 herein.  Except for such changes, this Amendment No. 1 does not update any other disclosures contained in the original form 10-QSB filed on May 13, 2004 to reflect developments since the original date of such original filing.

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(Unaudited)	(Audited)
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$918,989	$862,495
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	589,723	326,321
Inventories, net	1,154,243	1,118,190
Deferred tax asset – current portion	211,800	114,000
Prepaid expenses	65,612	60,695
Total current assets	2,940,367	2,481,701

Furniture, fixtures and leasehold improvements	538,660	467,578
Less accumulated depreciation	(244,079)	(207,038)
Furniture, fixtures and leasehold improvements – net	294,581	260,540

Other assets:
Patents net of accumulated amortization of $9,710 and $9,367, respectively	1,954	2,297
Long-term prepaid expenses	65,546	77,972
Covenant not to compete net of accumulated amortization of $319,360 and $300,388, respectively	60,078	79,050
Total other assets	127,578	159,319

Total assets	$3,362,526	$2,901,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$143,921	$122,714
Customer deposits	82,419	116,827
Accrued payroll	112,483	103,229
Other accrued liabilities	614,481	198,415
Current portion of covenant not to compete	42,844	40,561
Current liabilities	996,148	581,746

Long-term bank note and/or covenant , less current portions	27,246	49,254

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,784,284 and 6,245,929 shares, respectively, issued and outstanding	67,843	62,459
Additional paid-in capital	3,663,930	2,784,635
Accumulated deficit	(1,392,641)	(576,534)
Total shareholders’ equity	2,339,132	2,270,560

Total liabilities and shareholders’ equity	$3,362,526	$2,901,560

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months ended March 31, 2004 and 2003

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Restated)		(Restated)

Sales	$1,360,201	$1,763,912	$2,726,889	$3,283,141
Cost of sales	921,004	1,094,071	1,881,830	2,045,882

Gross profit	439,197	669,841	845,059	1,237,259

Selling, general and administrative	367,601	254,903	719,548	533,349
Research and development	45,350	95,699	93,878	221,258
Intangible amortization	9,486	12,055	18,972	24,111

Income from operations	16,760	307,184	12,661	458,541

Other income (expense):
Interest expense	(2,111)	(3,300)	(4,493)	(6,600)
Other income (expense)	(406)	(1,738)	917	(1,738)

Pre-tax net income	14,243	302,146	9,085	450,203

Income tax expense (benefit)	(7,008)	122,369	5,733	191,780

Net income	$21,251	$179,777	$3,352	$258,423

Basic earnings per share	$0.00	$0.03	$0.00	$0.04

Weighted average number of shares outstanding	6,334,466	6,209,736	6,334,466	6,209,736

Diluted earnings per share	$0.00	$0.03	$0.00	$0.04

Weighted average number of shares outstanding	6,606,342	6,293,826	6,606,342	6,293,826

Dividends per share	$0.0655	$0.05	$0.1255	$0.05

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENT OF CASH FLOW

For the Six Months Ended March 31, 2004 and 2003

(UNAUDITED)

	2004	2003
	(Restated)
Cash flows from operating activity:
Net income	$3,352	$258,423
Adjustments to reconcile net income to net cash from operating activity:
Deferred income tax	(97,800)	—
Depreciation and amortization	37,384	38,440
Amortization of covenant not to compete	18,972	18,972
Expense from stock based transaction	316,554	—
Inventory valuation reserve	—	12,000
(Increase) decrease in:
Accounts receivable	(263,402)	(49,653)
Inventories	(36,053)	(73,526)
Prepaid expenses	7,509	8,986
Increase (decrease) in:
Accounts payable	21,207	105,737
Customer deposits	(34,408)	(61,437)
Accrued expenses	(19,051)	(108,132)

Net cash from operating activities	(45,736)	149,810

Cash flows from investing activities:
Capital expenditures	(71,082)	(75,302)

Net cash from investing activities	(71,082)	(75,302)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	562,500	—
Proceeds from exercise of common stock options	5,625	—
Principal payments on covenant not to compete	(19,725)	(21,655)
Dividend payment	(375,088)	(308,916)

Net cash from financing activities	173,312	(330,571)

Increase (decrease) in cash and cash equivalents	56,494	(256,063)
Cash and cash equivalents - beginning of year	862,495	997,629

Cash and cash equivalents - end of period	$918,989	$741,566

Cash paid for taxes	$53,000	$88,369
Cash paid for interest	$4,493	$6,600
Summary of non-cash activity:
Dividends declared, not paid	$444,371	$—

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

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 73.9% and 75.1% of the Company’s total sales for the second quarter and year to date periods ended March 31, of fiscal year 2004, as compared to 78.2% and 76.7% for the same prior year periods.  This customer also accounted for 32% or ($195,042) and 45% (or $221,212) of accounts receivable at March 31, 2004 and

September 30, 2003, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

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

Had compensation cost been recognized based on the fair values of options at the grant dates, consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted net income per common share would have been changed to the following pro forma amounts:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	Restated		Restated

Net income:

As reported	$21,251	$179,777	$3,352	$258,423
Pro forma	21,251	161,617	3,352	232,213

Basic net income per common share:

As reported	0.00	0.03	0.00	0.04
Pro forma	0.00	0.03	0.00	0.04

Diluted net income per common share:

As reported	0.00	0.03	0.00	0.04
Pro forma	0.00	0.03	0.00	0.04

Stock based compensation:

As reported	$0	$0	$0	$0
Pro forma	$0	$18,160	$0	$26,210

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	Restated		Restated

Risk-free interest rate	N/A	5.75% & 2.63%	N/A	5.75% & 2.63%
Expected life of options granted	N/A	5 years	N/A	5 years
Expected volatility	N/A	129.13%	N/A	129.13%
Expected Dividend Yield	N/A	0.00%	N/A	0.00%

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

Following is a reconciliation of basic and diluted earnings per common share for the three and six months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	Restated		Restated

Net income	$21,251	$179,777	$3,352	$258,423

Weighted average shares outstanding	6,334,466	6,209,736	6,334,466	6,209,736

Net income per common share — basic	0.00	0.03	0.00	0.04

Net income per common share — diluted:

Net income	21,251	179,777	3,352	258,423

Weighted average shares outstanding	6,334,466	6,209,736	6,334,466	6,209,736

Common stock equivalents	271,876	84,090	271,876	84,090

Weighted average shares and potential diluted shares outstanding	6,606,342	6,293,826	6,606,342	6,293,826

Net income per common share — Diluted	$0.00	$0.03	$0.00	$0.04

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

Restatement

The following table reconciles the previously reported amounts to the restated amounts as of and for the three months ended March 31, 2004.  The Company has restated its valuation of the warrants issued to Cirrus Design Corporation that became exercisable during the quarter ended June 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $246,554, decrease the income tax expense by $97,800 and decrease net income by $148,754 for the six months ended March 31, 2004.  The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $97,800 as of March 31, 2004.  In addition,  the basic earnings per common share and diluted earnings per common share decreased by $.02 and $.02 for the six months ended March 31, 2004, respectively.

The following table reconciles the previously reported balance sheet at March 31, 2004 to the restated amounts:

	Deferred tax asset - current portion	Total current assets	Total assets	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
Previously reported amounts	$114,000	$2,842,567	$3,264,726	$3,417,376	$(1.243,887)	$2,241,332
Income tax impact of adjustment	97,800	97,800	97,800	—	97,800	97,800
Increase valuation of warrants which became exercisable during the quarter ended June 30, 2004	—	—	—	246,554	(246,554)	—
Restated amounts	$211,800	$2,940,367	$3,362,526	$3,663,930	$(1,392,641)	$2,339,132

The following table reconciles the previously reported statement of operations to the restated amounts for the three months ended March 31, 2004.

	Sales	Gross profit	Income from operations	Income before income taxes	Income tax expenses	Net income
Previously reported amounts	$1,483,478	$562,474	$140,037	$137,520	$41,892	$95,628
Income tax impact of adjustment	—	—	—	—	(48,900)	48,900
Increase valuation of warrants which became exercisable during the quarter ended June 30, 2004	(123,277)	(123,277)	(123,277)	(123,277)	—	(123,277)
Restated Amounts	$1,360,201	$439,197	$16,760	$14,243	$(7,008)	$21,251

The following table reconciles the previously reported statement of operations to the restated amounts for the six months ended March 31, 2004.

	Sales	Gross profit	Income from operations	Income before income taxes	Income tax expenses	Net income
Previously reported amounts	$2,973,443	$1,091,613	$259,215	$255,639	$103,533	$152,106
Income tax impact of adjustment	—	—	—	—	(97,800)	97,800
Increase valuation of warrants which became exercisable during the quarter ended June 30, 2004	(246,554)	(246,554)	(246,554)	(246,554)	—	(246,554)
Restated Amounts	$2,726,889	$845,059	$12,661	$9,085	$5,733	$3,352

The following tables reconcile the previously reported earnings per common share amounts to the restated amounts for:

	Three months ended March 31, 2004
	Basic	Diluted
Basic and diluted earnings per common share:
Previously reported amounts	$.02	$0.01
Restated amounts	(.02)	(0.01)
Restated earnings per common share	$.00	$.00

	Six months ended March 31, 2004
	Basic	Diluted
Basic and diluted earnings per common share:
Previously reported amounts	$.02	$0.02
Restated amounts	(.02)	(0.02)
Restated earnings per common share	$.00	$.00

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

Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company has and will record a reduction in sales related to the warrants earned by Cirrus for fiscal year 2004 and 2003.  Sales have been reduced by $158,277 for the three months ended March 31, 2004 and by $316,554 for the six months ended March 31, 2004.  No adjustments to sales were reflected for the three months and six months ended March 31, 2003.  Based on EITF 96-18, the warrants are not considered earned until the products are sold.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Restatement:

This Amendment No. 1 to the Company’s Form 10-QSB/A for the three months ended March 31, 2004, which amends the Company’s Form 10-QSB originally filed on May 13, 2004, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s filing with the Securities and Exchange Commission.

The Company has restated its valuation of certain warrants issued to Cirrus Design Corporation that became exercisable during the quarter ended June 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $123,277, decrease the income tax expense by $48,900 and decrease net income by $74,377 for the three months ended March 31, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $246,554, decrease the income tax expense by $97,800 and decrease net income by $148,754 for the six months ended March 31, 2004. The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $97,800 as of March 31, 2004.  In addition, the basic earnings per common share and diluted earnings per common share decreased by $.02 and $.01 for the three months ended March 31, 2004, respectively.  The basic earnings per common share and diluted earnings per common share decreased by $.02 and $.02 for the six months ended March 31, 2004, respectively.

Operations:

Sales

Sales for the second quarter of fiscal year 2004 were $1,360,201, compared to $1,763,912 for the prior fiscal year 2003 second quarter.  On a year to date basis, sales were $2,726,889, for the first six months of fiscal year 2004, compared to $3,283,141 for the first six months of the prior fiscal year.  The Company recorded a reduction in sales of $316,554 for the first six months period of fiscal year 2004, which was attributed to an adjustment for stock based compensation relating to the Cirrus Design Corporation (Cirrus) stock purchase warrants.  These warrants were granted as part of the purchase and supply agreement between the Company and Cirrus.  In addition, the Company granted pricing reductions to Cirrus in compliance with the terms of the purchase and supply agreement between the two companies.

In the current fiscal year quarter, revenues derived from the Company’s general aviation products, which consisted primarily of sales to Cirrus, accounted for approximately 75% of revenues compared to 78% in the prior fiscal year second quarter.  The Company’s general aviation product is standard equipment on the Cirrus SR20 and SR22 model aircraft.   The Company delivered 115 and 130 units to Cirrus for the current and prior year second quarters, respectively.  The Company delivered 237 and 235 units to Cirrus in the first six months of fiscal year 2004 and 2003, respectively.  The Company believes that Cirrus has a backlog of aircraft, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company understands that Cirrus is expected to exceed fiscal year 2003 manufacturing volumes for its aircraft throughout fiscal year 2004 for both its SR20 and SR22 models.  As a result, the Company is forecasting further growth in 2004 in its general aviation revenues.  However, with respect to Cirrus, sales and manufacturing projections and timing is uncertain at this time.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.  The backlog of Cirrus aircraft orders is consistent with that from the same prior year period.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2004.  Any negative impact on Cirrus’ sales would negatively impact the Company’s revenues.

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

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, decreased during the second quarter of the current fiscal year 2004 compared to the prior fiscal year and accounted for 25% of the Company’s revenues for the second quarter of the current fiscal year 2004 versus 22% of the Company’s revenues for the prior fiscal year quarter of 2003.  The recreational aircraft products business continues to be impacted by several factors including general economic conditions, which have dramatically affected the United States recreational aircraft business, and delayed federal regulations that will change the rules under which recreational aircraft are operated.  Although the recreational aircraft industry showed signs of recovery in 2003, the long-term implications of the economic downturn on the sport aviation industry are still unknown.

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

Gross Profit

Gross profit as a percentage of revenues was 32% for the three months ended March 31, 2004 and 38%  for the prior year three months ended March 31, 2003.  On a year to date basis, the gross margin was 31% and 38% for fiscal year 2004 and 2003, respectively.  The Company’s gross profit percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, valuation of warrants issued to a customer, inventory provisions, and volume related efficiencies.  Such variations may continue to impact gross profit percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 27% for second quarter of fiscal year 2004 as compared to 14% for the second quarter of fiscal year 2003.  On a year to date basis, these costs were 26% and 16% for fiscal year 2004 and 2003, respectively.  These costs have increased as a result of increases in the corporate office staff, marketing outsourcing, increased compensation, business development expenses and legal fees.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.  Furthermore, the Company does not have product liability insurance and must fund the expenses of its current product liability litigation.

Research and Development, net

Third party funding has offset a portion of the Company’s research and development costs for the current and prior fiscal years.  Third party offsets to the research and development costs were $113,301 and $48,000 for the second quarters of the fiscal year 2004 and 2003, respectively.  Offsets of $192,476 and $48,000 were reflected in the financial statements for the six months ended March 31, 2004 and 3003, respectively.  These offsets reduced the costs reflected in the financial statements.  Gross research and development costs for the second quarter were 12% and 8% of sales for the three months ended March 31, 2004 and 2003, respectively and 3% and 5% of sales on a net basis for the three months ended March 31, 2004 and 2003, respectively.  On a year to date basis, these gross costs were 11% and 8% of sales for the six months ended March 31, 2004 and 2003, respectively and were 3% and 7% of sales on a net basis for the six months ended March 31, 2004 and 2003, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.

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

Net Income and Earnings per Share

Pre-tax income as a percentage of revenues was 1.0% and 17.1% for the second quarters of fiscal year 2004 and 2003, respectively.    On a fully diluted basis, after-tax net income of $21,251 for the second quarter of fiscal year 2004 was 1.6% of sales or $0.00 per share, as compared to net income of $179,777, which was 10.2% of sales or $0.03 per share for the prior fiscal year quarter.  On a year to date basis, pre-tax income as a percentage of revenues was .3% and 13.7% for fiscal year 2004 and 2003, respectively.    On a fully diluted basis, year to date after-tax net income of $3,352 for fiscal year 2004 was .1% of sales or $0.00 per share, as compared to net income of $258,423, which was 7.9% of sales or $0.04 per share for fiscal year 2003.

Liquidity and Capital Resources:

Management intends to continue to fund its operations out of its current sales with the exception of its contract research and development projects.  The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  In February 2004, Cirrus exercised warrants to acquire 500,000 shares of Common Stock at an average exercise price of $1.13 per share for an aggregate of $562,500.  As of March 31, 2004, the Company had cash of $918,989.  On April 5, 2004, the Company paid a dividend of $.0655 per share for an aggregate of $444,371.  The Company has a line-of-credit for $500,000, which was increased in October 2003 from its previous level of $250,000.  The Company has not drawn on that line during the current fiscal year as a result of positive cash flow from operations.  There is no balance currently outstanding under the line-of-credit.  Management believes that cash from current business operations, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period.

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

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB/A and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design Corporation delivery orders and schedules, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system,  the Cessna 172 system,  success of contracts for NASA SBIR research projects, the timing and impact of proposed regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design Corporation, potential product liability claims, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

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

Item 3.    Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the second quarter of fiscal year 2004, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Other Information

The Company operates under the jurisdiction of the Bureau of Alcohol, Tobacco and Firearms (BATF) as its parachute extraction devices utilize a solid fuel propellant, which is a regulated product.  In December 2002, the BATF informed the Company that Congress passed the Safe Explosives Act, which will be administered by the BATF.  The new Act would have required additional licensing for all entities and individuals that purchase, sell, or store any regulated explosive material, which became effective at the end of May 2003. The Company applied for and has received an exemption from the BATF for its products.  Therefore, the Company’s customers will not be required to receive additional licensing to be able to receive the Company’s products.

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