Form 10QSB/A
period 2004-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2005-08-12
CIK 801907

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-QSB/A for the three months ended June 30, 2004, which amends the Company’s Form 10-QSB originally filed on August 13, 2004, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s filing with the Securities and Exchange Commission.

The Company has restated its valuation of certain warrants issued to Cirrus Design Corporation that became exercisable during the quarter ended June 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $123,277, decrease the income tax expense by $48,900 and decrease net income by $74,377 for the three months ended June 30, 2004. The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $369,831, decrease the income tax expense by $146,700 and decrease net income by $223,131 for the nine months ended June 30, 2004. The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $146,700 as of June 30, 2004.  In addition, the basic earnings per common share and diluted earnings per common share decreased by $.01 and $.01 for the three months ended June 30, 2004, respectively.  The basic earnings per common share and diluted earnings per common share decreased by $.03 and $.03 for the nine months ended June 30, 2004, respectively.

The above referenced amendments are accurately reflected in Items 1, 2 and 3 herein.  Except for such changes, this Amendment No. 1 does not update any other disclosures contained in the original form 10-QSB filed on August 13, 2004 to reflect developments since the original date of such original filing.

INDEX

BALLISTIC RECOVERY SYSTEMS, INC.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.
BALANCE SHEETS

	June 30,	September 30,
	2004	2003
	(Unaudited)	(Audited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,014,524	$862,495
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000 respectively	427,661	326,321
Inventories, net	1,090,472	1,118,190
Deferred tax asset – current portion	252,700	114,000
Prepaid expenses	53,483	60,695
Total current assets	2,838,840	2,481,701

Fixed assets	567,619	467,578
Less accumulated depreciation	(266,004)	(207,038)
Fixed assets – net	301,615	260,540

Other assets:
Patents less accumulated amortization of $9,881 and $9,367, respectively	1,783	2,297
Long-term prepaid asset	59,333	77,972
Covenant not to compete less accumulated amortization of $328,846 and $300,388, respectively	50,592	79,050
Total other assets	111,708	159,319

Total assets	$3,252,163	$2,901,560

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$144,153	$122,714
Customer deposits	100,041	116,827
Accrued payroll	119,536	103,229
Other accrued liabilities	270,912	198,415
Current portion of covenant not to compete	44,033	40,561
Current liabilities	678,675	581,746

Covenant not to compete, less current portion	15,782	49,254

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 6,794,284 and 6,245,928 shares, respectively, issued and outstanding)	67,943	62,459
Additional paid-in capital	3,826,132	2,784,635
Accumulated deficit	(1,336,369)	(576,534)
Total shareholders’ equity	2,557,706	2,270,560

Total liabilities and shareholders’ equity	$3,252,163	$2,901,560

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months ended June 30, 2004 and 2003

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Restated)		(Restated)

Sales	$1,755,944	$1,836,535	$4,482,833	$5,119,676
Cost of sales	1,166,340	1,164,693	3,048,170	3,210,575

Gross profit	589,604	671,842	1,434,663	1,909,101

Selling, general and administrative	412,197	297,551	1,131,745	830,900
Research and development	81,523	97,635	175,401	318,893
Intangible amortization	9,486	9,487	28,458	33,598

Income from operations	86,398	267,169	99,059	725,710

Other income (expense):
Interest expense	(1,834)	(3,300)	(6,327)	(9,900)
Other income	969	5,737	1,886	3,999

Pre-tax net income	85,533	269,606	94,618	719,809

Income tax expense	28,702	109,190	34,435	300,970

Net income	$56,831	$160,416	$60,183	$418,839

Basic earnings per share	$0.01	$0.03	$0.01	$0.07

Weighted average number of shares
Outstanding – Basic	6,789,888	6,209,736	6,486,273	6,209,736

Diluted earnings per share	$0.01	$0.03	$0.01	$0.07

Weighted average number of shares
Outstanding – Diluted	7,324,850	6,339,493	6,791,828	6,334,886

Dividends per share	$0.00	$0.00	$0.1255	$0.05

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENT OF CASH FLOW

For the Nine Months Ended June 30, 2004 and 2003

(UNAUDITED)

	June 30,	June 30,
	2004	2003
	(Restated)
Cash flows from operating activity:
Net income	$60,183	$418,839
Adjustments to reconcile net income to net cash from operating activity:
Deferred income tax	(138,700)	264,000
Depreciation and amortization	59,480	55,091
Amortization of covenant not to compete	28,458	28,458
Expense from stock based transaction	474,481	—
Inventory valuation reserve	—	18,000
(Increase) decrease in:
Accounts receivable	(101,340)	(208,079)
Inventories	27,718	(88,334)
Prepaid expenses	25,851	10,100
Increase (decrease) in:
Accounts payable	21,439	119,745
Customer deposits	(16,786)	(132,776)
Accrued expenses	88,804	(222,194)

Net cash from operating activities	529,588	262,850

Cash flows from investing activities:
Capital expenditures	(100,041)	(82,081)

Net cash from investing activities	(100,041)	(82,081)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	562,500	—
Proceeds from exercise of common stock options	10,000	—
Principal payments on covenant not to compete	(30,000)	(26,428)
Dividends paid	(820,018)	(308,916)

Net cash from financing activities	(277,518)	(335,344)

Increase (decrease) in cash and cash equivalents	152,029	(154,575)
Cash and cash equivalents - beginning of year	862,495	997,629

Cash and cash equivalents - end of period	$1,014,524	$843,054

Cash paid for taxes	$68,470	$104,916
Cash paid for interest	$6,327	$9,900

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

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 71.6% and 66.3% of the Company’s total sales for the third quarter ended June 30,  2004 and 2003, respectively, and 73.7% and 72.8% for the nine months ended June 30, 2004 and 2003, respectively.  This customer also accounted for 81% or $346,353 and 44% or $142,000 of accounts receivable at June 30, 2004 and September 30, 2003, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

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

Had compensation cost been recognized based on the fair values of options at the grant dates, consistent with the provisions of SFAS No. 123, the Company’s net income and basic and diluted net income per common share would have been changed to the following pro forma amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	Restated		Restated
Net income:
As reported	$56,831	$160,416	$60,183	$418,839
Pro forma	56,831	160,416	60,183	41,257

Basic net income per common share:
As reported	$0.01	$0.03	$0.01	$0.07
Pro forma	$0.01	$0.03	$0.01	$0.01

Diluted net income per common share:
As reported	$0.01	$0.03	$0.01	$0.07
Pro forma	$0.01	$0.03	$0.01	$0.01

Stock based compensation:
As reported	$0	$0	$0	$0
Pro forma	$0	$0	$0	$377,582

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	Restated		Restated
Risk-free interest rate	—	—	—	2.63%
Expected life of options granted	—	—	—	5 years
Expected volatility	—	—	—	129.13%
Expected Dividend Yield	—	—	—	0.00%

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

Following is a reconciliation of basic and diluted earnings per common share for the three and nine months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	Restated		Restated

Net income	$56,831	$160,416	$60,183	$418,839

Weighted average shares outstanding	6,789,888	6,209,736	6,486,273	6,209,736

Net income per common share — basic	$0.01	$0.03	$0.01	$0.07

Net income per common share — diluted:

Net income	$56,831	$160,416	$60,183	$418,839

Weighted average shares outstanding	6,789,888	6,209,736	6,486,273	6,209,736

Common stock equivalents	534,962	129,757	305,555	125,150

Weighted average shares and potential diluted shares outstanding	7,324,850	6,339,493	6,791,828	6,334,886

Net income per common share — Diluted	$0.01	$0.03	$0.01	$0.07

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

Restatement

The following table reconciles the previously reported amounts to the restated amounts as of and for the three months ended June 30, 2004.  The Company has restated its valuation of the warrants issued to Cirrus Design Corporation that became exercisable during the quarter ended June 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $369,831, decrease the income tax expense by $146,700 and decrease net income by $223,131 for the nine months ended June 30, 2004.  The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $146,700 as of June 30, 2004.  In addition, the basic earnings per common share and diluted earnings per common share decreased by $.03 and $.03 for the nine months ended June 30, 2004, respectively.

The following table reconciles the previously reported balance sheet at June 30, 2004 to the restated amounts:

	Deferred tax asset - current portion	Total current assets	Total assets	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity
Previously reported amounts	$106,000	$2,692,140	$3,105,463	$3,456,301	$(1.113,238)	$2,411,006
Income tax impact of adjustment	146,700	146,700	146,700	—	146,700	146,700
Increase valuation of warrants which became exercisable during the nine months ended June 30, 2004	—	—	—	369,831	(369,831)	—
Restated amounts	$252,700	$2,838,840	$3,252,163	$3,826,132	$(1,336,369)	$2,557,706

The following table reconciles the previously reported statement of operations to the restated amounts for the three months ended June 30, 2004.

	Sales	Gross profit	Income from operations	Income before income taxes	Income tax expenses	Net income
Previously reported amounts	$1,879,221	$712,881	$209,675	$208,810	$77,602	$131,208
Income tax impact of adjustment	—	—	—	—	(48,900)	48,900
Increase valuation of warrants which became exercisable during the quarter ended June 30, 2004	(123,277)	(123,277)	(123,277)	(123,277)	—	(123,277)
Restated Amounts	$1,755,944	$589,604	$86,398	$85,533	$28,702	$56,831

The following table reconciles the previously reported statement of operations to the restated amounts for the nine months ended June 30, 2004.

	Sales	Gross profit	Income from operations	Income before income taxes	Income tax expenses	Net income
Previously reported amounts	$4,852,664	$1,804,494	$468,890	$464,449	$181,135	$283,314
Income tax impact of adjustment	—	—	—	—	(146,700)	146,700
Increase valuation of warrants which became exercisable during the quarter ended June 30, 2004	(369,831)	(369,831)	(369,831)	(369,831)	—	(369,831)
Restated Amounts	$4,482,833	$1,434,663	$99,059	$94,618	$34,435	$60,183

The following tables reconcile the previously reported earnings per common share amounts to the restated amounts for:

	Three months ended June 30, 2004
	Basic	Diluted
Basic and diluted earnings per common share:
Previously reported amounts	$.02	$0.02
Restated amounts	(.01)	(0.01)
Restated earnings per common share	$.01	$.01

	Nine months ended June 30, 2004
	Basic	Diluted
Basic and diluted earnings per common share:
Previously reported amounts	$.04	$0.04
Restated amounts	(.03)	(0.03)
Restated earnings per common share	$.01	$.01

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

Pursuant to Emerging Issues Task Force 96-18 (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” the Company has and will record a reduction in sales related to the warrants earned by Cirrus for fiscal year 2004 and 2003.  Sales have been reduced by $157,927 for the three months ended June 30, 2004 and by $474,481 for the nine months ended June 30, 2004.  No adjustments to sales were reflected for the three months and nine months ended June 30, 2003.  Based on EITF 96-18, the warrants are not considered earned until the products are sold.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Restatement:

This Amendment No. 1 to the Company’s Form 10-QSB/A for the three months ended June 30, 2004, which amends the Company’s Form 10-QSB originally filed on August 13, 2004, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s filing with the Securities and Exchange Commission.

The Company has restated its valuation of certain warrants issued to Cirrus Design Corporation that became exercisable during the quarter ended June 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $123,277, decrease the income tax expense by $48,900 and decrease net income by $74,377 for the three months ended June 30, 2004.  The restatement was to decrease sales, gross profit, income from operations and income before income taxes by $369,831, decrease the income tax expense by $146,700 and decrease net income by $223,131 for the nine months ended June 30, 2004.  The restatement increased total assets, deferred tax asset - current and shareholders’ equity by $146,700 as of June 30, 2004.  In addition, the basic earnings per common share and diluted earnings per common share decreased by $.01 and $.01 for the three months ended June 30, 2004, respectively.  The basic earnings per common share and diluted earnings per common share decreased by $.03 and $.03 for the nine months ended June 30, 2004, respectively.

Operations:

Sales

Sales for the third quarter of fiscal year 2004 were $1,755,944, compared to $1,836,535 for the fiscal year 2003 third quarter.  On a year to date basis, sales were $4,482,833, for the first nine months of fiscal year 2004, compared to $5,119,676 for the first nine months of the prior fiscal year.  The reduction in sales can be attributed to three factors.  First, the Company recorded a reduction in sales of $474,481 for the first nine months period of fiscal year 2004, which was attributed to an adjustment for stock based compensation relating to the Cirrus Design Corporation(Cirrus) stock purchase warrants. These warrants were granted as part of the purchase and supply agreement between the Company and Cirrus.  No further reductions to sales are expected for stock based compensation relating to the Cirrus stock purchase warrants.  Second, the Company granted pricing reductions to Cirrus in compliance with the terms of the purchase and supply agreement between the two companies.  Finally, the additional decline in sales on a year-to-date basis is a result of reduced sales in the Company’s recreational aviation product line.  The Company believes that this decline in overall revenues is temporary in nature.

In the current fiscal year quarter, revenues derived from the Company’s general aviation products, which consisted primarily of sales to Cirrus, accounted for approximately 74% of revenues compared to 72% in the prior fiscal year third quarter.  The Company’s general aviation product is standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.   The Company delivered 136 and 118 units to Cirrus for the current and prior year third quarters, respectively.  The Company delivered 373 and 353 units to Cirrus in the first nine months of fiscal year 2004 and 2003, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to exceed fiscal year 2003 manufacturing volumes for its aircraft throughout fiscal year 2004.  As a result, the Company is forecasting further growth in 2004 in its general aviation revenues.  However, with respect to Cirrus, sales and manufacturing projections and timing is uncertain at this time.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2004.  Any negative impact on Cirrus’ sales would negatively impact the Company’s revenues.

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

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, decreased during the third quarter of the current fiscal year 2004 compared to the prior fiscal year and accounted for 27% of the Company’s revenues for the third quarter of the current fiscal year 2004 versus 28% of the Company’s revenues for the prior fiscal year quarter of 2003.  For the nine months ended June 30, 2004 recreational aircraft products accounted for 26% of Company’s revenues versus 27% of the Company’s revenues for the prior year nine month period ended June 30, 2003.  The recreational aircraft products business continues to be impacted by several factors including general economic conditions, which have dramatically affected the United States recreational aircraft business, and delayed federal regulations that will change the rules under which recreational aircraft are operated.  Although the recreational aircraft industry showed signs of recovery in 2003, the long-term implications of the economic downturn on the sport aviation industry are still unknown.

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

Gross Profit

Gross profit as a percentage of revenues was 33.6% for the third quarter of fiscal year 2004 and 36.6% for the third quarter of the prior year 2003.  On a year-to-date basis, the gross margin was 32.0% and 37.3% for fiscal year 2004 and 2003, respectively. The consistent gross profit is the result of leveraging the Company’s operations personnel and manufacturing overhead over the revenue base.  The Company’s gross profit percentage has varied each year, and each quarter, in both a positive and negative fashion due to a variety of factors including customer and specific product mix, inventory provisions, and volume related efficiencies.  Such variations may continue to impact gross profit percentages in future reporting periods.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 23.5% for third quarter of fiscal year 2004 as compared to 16.2% for the third quarter of fiscal year 2003.  On a year-to-date basis, these costs were 25.2% and 16.2% for fiscal year 2004 and 2003, respectively.  These costs have increased as a result of increases in the corporate office staff, marketing outsourcing, increased compensation, business development expenses and legal fees.  Expenditures in this category are expected to increase as the Company accelerates its efforts to expand the general aviation market while strengthening the sport and recreational market sales.  Furthermore, the Company does not have product liability insurance and must fund the expenses of its current product liability litigation.

Research and Development, net

Third party funding has offset a portion of the Company’s research and development costs for the current and prior fiscal years.  Third party offsets to the research and development costs were $112,742 and $66,740 for the third quarters of the fiscal year 2004 and 2003, respectively.  Offsets of $305,218 and $114,740 were reflected in the financial statements for the nine months ended June 30, 2004 and 2003, respectively.  These offsets reduced the costs reflected in the financial statements.  Gross research and development costs for the third quarter were 11.1% and 9.0% of sales for the three months ended June 30, 2004 and 2003, respectively and 4.6% and 5.3% of sales on a net basis for the three months ended June 30, 2004 and 2003, respectively.  On a year to date basis, these gross costs were 10.7% and 8.5% of sales for the nine months ended June 30, 2004 and 2003, respectively and were 3.9% and 6.2% of sales on a net basis for the nine months ended June 30, 2004 and 2003, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.

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

Net Income and Earnings per Share

Pre-tax income as a percentage of revenues was 4.9% and 14.7% for the third quarters of fiscal year 2004 and 2003, respectively.    On a fully diluted basis, after-tax net income of $56,831 for the third quarter of fiscal year 2004 was 3.2% of sales or $0.01 per share, as compared to net income of $160,416, which was 8.7% of sales or $0.03 per share for the prior fiscal year quarter.  On a year-to-date basis, pre-tax income as a percentage of revenues was 2.1% and 14.1% for fiscal year 2004 and 2003, respectively.    On a fully diluted basis, year to date after-tax net income of $60,183 for fiscal year 2004 was 1.3% of sales or $0.01 per share, as compared to net income of $418,839, which was 8.2% of sales or $0.07 per share for fiscal year 2003.

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

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB/A and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus delivery orders and schedules, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system,  the Cessna 172 system,  success of contracts for NASA SBIR research projects, the timing and impact of regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus, potential product liability claims, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Critical Accounting Policies and Estimates:

Our discussion and analysis or plan of operation is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that effect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to allowance for doubtful accounts, inventory valuation allowance and contingencies.  Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting him on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the third quarter of fiscal year 2004, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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