Form 10QSB
period 2005-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2005-08-15
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

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

(651) 457-7491

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐

As of August 5, 2005 there were 7,634,284 outstanding shares of common stock, par value $0.01 per share.

Part I Financial Information – Item 1.  Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

BALANCE SHEETS

	June 30, 2005	September 30, 2004
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$905,159	$1,314,557
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000 respectively	738,003	402,113
Note receivable – shareholder	12,500	12,500
Inventories	1,164,421	1,132,496
Deferred tax asset – current portion	249,900	252,700
Prepaid expenses	86,994	44,025
Total current assets	3,156,977	3,158,391

Furniture, fixtures and leasehold improvements	623,595	591,767
Less accumulated depreciation and amortization	(362,631)	(292,164)
Furniture, fixtures and leasehold improvements – net	260,964	299,603

Other assets:
Patents, net of accumulated amortization of $10,567 and $10,053, respectively	1,097	1,611
Deferred tax asset – net of current portion	832,800	—
Long-term prepaid expenses	34,482	53,120
Covenant not to compete, net of accumulated amortization of $417,739 and $335,908, respectively	187,272	43,530
Total other assets	1,055,651	98,261

Total assets	$4,473,592	$3,556,255

Liabilities And Shareholders’ Equity
Current liabilities:
Current portion of covenant not to compete, shareholders	$98,923	$45,255
Accounts payable	204,115	173,515
Customer deposits	100,751	79,061
Accrued payroll	76,945	100,451
Other accrued liabilities	325,664	342,635
Total current liabilities	806,398	740,917

Covenant not to compete, shareholders, less current portion	28,185	4,000

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 7,634,284 and 6,844,284 shares, respectively, issued and outstanding)	76,343	68,443
Additional paid-in capital	5,685,414	3,838,132
Accumulated deficit	(2,122,748)	(1,095,237)
Total shareholders’ equity	3,639,009	2,811,338

Total liabilities and shareholders’ equity	$4,473,592	$3,556,255

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months ended June 30, 2005 and 2004

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Sales	$2,112,091	$1,755,944	$6,093,862	$4,482,833
Cost of sales	1,373,863	1,166,340	3,735,371	3,048,170

Gross profit	738,228	589,604	2,358,491	1,434,663

Selling, general and administrative	569,568	412,197	1,756,135	1,131,745
Research and development	76,279	81,523	257,890	175,401
Intangible amortization	30,410	9,486	81,831	28,458

Income from operations	61,971	86,398	262,635	99,059

Other income (expense):
Interest expense	(1,442)	(1,834)	(5,275)	(6,327)
Other income	5,249	969	8,697	1,886

Income before income taxes	65,778	85,533	266,057	94,618

Income tax expense	24,009	28,702	97,111	34,435

Net income	$41,769	$56,831	$168,946	$60,183

Basic earnings per share	$0.01	$0.01	$0.02	$0.01

Weighted average number of shares
outstanding – basic	7,634,284	6,789,888	7,214,339	6,486,273

Diluted earnings per share	$0.01	$0.01	$0.02	$0.01

Weighted average number of shares
outstanding - diluted	7,741,802	7,324,850	7,434,313	6,791,828

Dividends per share	$0.00	$0.00	$0.165	$0.1255

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

STATEMENTS OF CASH FLOW

For the Nine Months Ended June 30, 2005 and 2004

(UNAUDITED)

	2005	2004
Cash flows from operating activity:
Net income	$168,946	$60,183
Adjustments to reconcile net income to net cash from operating activity:
Deferred income tax	—	(138,700)
Depreciation and amortization	71,468	59,480
Amortization of covenant not to compete	81,831	28,458
Loss on disposal of furniture, fixtures and leasehold improvements	2,435	—
Expense from stock based transaction – warrant	—	474,481
Expense from stock based compensation – employee	69,206	—
(Increase) decrease in:
Accounts receivable	(335,890)	(101,340)
Inventories	(31,925)	27,718
Prepaid expenses	(24,331)	25,851
Increase (decrease) in:
Accounts payable	30,600	21,439
Customer deposits	21,690	(16,786)
Accrued expenses	(40,477)	88,804

Net cash from operating activities	13,553	529,588

Cash flows from investing activities:
Capital expenditures	(34,750)	(100,041)

Net cash from investing activities	(34,750)	(100,041)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	812,500	562,500
Proceeds from exercise of common stock options	143,476	10,000
Principal payments on covenant not to compete	(147,720)	(30,000)
Dividend payment	(1,196,457)	(820,018)

Net cash from financing activities	(388,201)	(277,518)

Increase (decrease) in cash and cash equivalents	(409,398)	152,029
Cash and cash equivalents - beginning of year	1,314,557	862,495

Cash and cash equivalents - end of period	$905,159	$1,014,524

Cash paid for taxes	$144,846	$68,470
Cash paid for interest	$5,275	$6,327
Summary of non-cash activity:
Issuance of covenant not to compete agreement	$225,573	—
Increase in deferred tax asset and additional paid-in capital for for stock options and warrants exercised	$830,000	—

See notes to financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2005 and 2004

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

Operating results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005.  These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004, previously filed with the Securities and Exchange Commission.

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

Cash Concentrations

Bank balances exceeded federally insured levels during the first three quarters of fiscal year 2005 and 2004 and exceeded federally insured levels as of June 30, 2005.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Accounts Receivable, Credit Risk and Allowance for Doubtful Accounts

The Company sells its products to domestic and foreign customers.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  There were no accounts written off during the three months and nine months ended June 30, 2005 and 2004.   Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both June 30, 2005 and September 30, 2004.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 73.8% and 75.0% of the Company’s total sales for the three months and nine months periods ended June 30, 2005, as compared to 71.6% and 73.7% for the same prior year periods.  This customer also accounted for 93% (or $682,764) and 81% (or $325,273) of accounts receivable at June 30, 2005 and September 30, 2004, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the three months and nine months ended June 30, 2005 or 2004.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Net income:
As reported	$41,769	$56,831	$168,946	$60,183
Pro forma	41,769	56,831	168,946	60,183

Basic net income per common share:

As reported	$0.01	$0.01	$0.02	$0.01
Pro forma	$0.01	$0.01	$0.02	$0.01

Diluted net income per common share:

As reported	$0.01	$0.01	$0.02	$0.01
Pro forma	$0.01	$0.01	$0.02	$0.01

Stock based compensation:

As reported	$0	$0	$69,206	$0
Pro forma	$0	$0	$0	$0

No employee options were granted or vested during the nine months ended June 30, 2005 and 2004.  Had options been granted, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model.

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 107,518 and 534,962 shares of dilutive securities for the three months ended June 30, 2005 and 2004, respectively.  Weighted average shares outstanding-diluted includes 219,974 and 305,555 shares of dilutive securities for the nine months ended June 30, 2005 and 2004, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the three months and nine months ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Earnings per common share — basic:

Net income	$41,769	$56,831	$168,946	$60,183

Weighted average shares outstanding	7,634,284	6,789,888	7,214,339	6,486,273

Net income per common share — basic	0.01	0.01	0.02	0.01

Earnings per common share — diluted:

Net income	41,769	56,831	168,946	60,183

Weighted average shares outstanding	7,634,284	6,789,888	7,214,339	6,486,273

Common stock equivalents	107,518	534,962	219,974	305,555

Weighted average shares and potential diluted shares outstanding	7,741,802	7,324,850	7,434,313	6,791,828

Net income per common share — diluted	$0.01	$0.01	$0.02	$0.01

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants using the average market price during the fiscal year.

All outstanding options (170,000 shares) were included in the computation of common share equivalents for the three months and nine months ended June 30, 2005 because their respective exercise prices were less than the average market price of the common stock.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

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

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

B.    New Product Development, Research and Development Funding and Income Recognition

In 1994, the Company entered into an agreement with Cirrus, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus SR20 (SR20), on October 23, 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.  The

SR22 became the third of the Company’s products to have received FAA certification (the BRS-150 and SR20 products being the others).  For the first nine months of fiscal year 2005, approximately 75% of the Company’s total revenues were generated from sales to Cirrus.

In fiscal year 2001 the Company began development of a parachute system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding, which took the form of equity and project specific funding, to develop and test such a recovery system.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.  The Company made its first customer delivery in September 2002.   Company delivered one (1) BRS-172 system during the first nine months of fiscal year 2005.

During fiscal year 2004, the Company developed a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The Company received the Supplemental Type Certificate (STC) from the FAA on June 25, 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company delivered nine (9) BRS-182 systems during the first nine months of fiscal year 2005.

Through the fourth quarter of fiscal year 2004, the Company was working under a contract with NASA for the Company’s second Phase II Small Business Innovation Research (“SBIR”) grant.  The Phase II grant entitled “Advanced Aircraft Parachute Recovery System” was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  During the first three quarters of fiscal year 2004 ended June 30, 2004 the Company recorded an offset to research and development expenses by $305,219 and recorded a corresponding receivable.  There were no offsets to expenses in the current fiscal year as the contract was completed prior to the start of the current fiscal year.   NASA and the United States Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.

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

Pursuant to Emerging Issues Task Force (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer

(Including a Reseller of the Vendor’s Products)” the Company recorded a reduction in sales related to the warrants earned by Cirrus during fiscal year 2004. The warrant relating to the fourth period was earned and exercisable at June 2004, and therefore no reductions in sales were necessary for fiscal year 2005.  Sales were reduced by $157,927 for the three months and $474,831 for the nine months ended June 30, 2004, and no reduction was made for the current fiscal year.

D.    Covenants Not to Compete

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

Future payments under these agreements are as follows:

Fiscal Year	Future Dollars	Present Dollars
2005	$33,359	$32,368
2006	89,036	87,672
2007	7,083	7,068
	$129,478	$127,108

E.     Other Financial Information

Inventories

The components of inventory consist of the following at June 30, 2005 and September 30, 2004:

	6/30/2005	09/30/2004
Raw materials	$994,963	$778,707
Work in process	150,677	325,561
Finished goods	18,781	28,228
Total inventories	$1,164,421	$1,132,496

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at June 30, 2005 and September 30, 2004:

	6/30/2005	09/30/2004
Office furniture and equipment	$264,773	$237,587
Manufacturing equipment	264,949	260,307
Airplane	93,873	93,873
Total furniture, fixtures and leasehold improvements	$623,595	$591,767

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at June 30, 2005 and September 30, 2004:

	6/30/2005	09/30/2004
Bonus and profit sharing plan accrual	$68,413	$132,733
Income tax accrual	134,867	182,602
Other miscellaneous accruals	122,384	27,300
Total other accrued liabilities	$325,664	$342,635

Related Parties – Consulting Agreements with Directors

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development.  Pursuant to this agreement, the term of which is six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum.  On March 16, 2005 the Company extended this agreement for twelve additional months.  Consulting expenses for Mr. Popov were $3,963 and $16,850 for the three months and nine months ended June 30, 2005, respectively.

Also effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Thomas H. Adams, Jr., a director of the Company, pursuant to which Mr. Adams would provide certain consulting and advisory services to the Company relating to after market business development of the Company’s products.  Pursuant to this agreement, the term of which is six months, Mr. Adams is required to provide a minimum of 50 hours of services per month for $2,500 and shall be paid an additional $50 per hour for each hour over the 50 hour minimum.  On March 16, 2005 the Company extended this agreement three months.  Consulting expenses for Mr. Adams were $0 and $10,323 for the three months and nine months ended June 30, 2005, respectively.  This agreement has expired.

Also effective as of November 19, 2004, the Company entered into an Interim Services Agreement with Robert L. Nelson, the Company’s Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer, in connection with his consulting services as interim Chief Executive Officer, Chief Financial Officer and President while the Company pursued a candidate to fill those positions on a permanent basis.  The term of this agreement is three months, with an automatic renewal of three months unless otherwise agreed to in writing.  Mr. Nelson received $11,000 per month as a fee for his services during this Agreement. Consulting expenses for Mr. Nelson were $8,000 and $49,000 for the three months and nine months ended June 30, 2005, respectively.  Effective March 16, 2005, Mr. Nelson’s payment under this agreement was continued at $4,000 per month and this agreement was extended an additional two months.  This agreement has expired.

For all such agreements, the fees paid were and will be in addition to and independent of any fees or compensation owed to such directors in their capacity as non-employee directors.

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

F.     Line-of-Credit Borrowings

On March 6, 2005, the Company re-negotiated its line-of-credit of $500,000 for use in operations.  The line-of-credit was established on an annual renewal basis and is collateralized by all of the Company’s assets.  The current line-of-credit expires March 6, 2006.  The line calls for a variable interest rate equal to the LIBOR rate plus 3.25%, or 6.59% at June 30, 2005.  At June 30, 2005 and September 30, 2004 there were no outstanding balances under the line-of-credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

G.    Stock Warrants

On February 23, 2005 Cirrus Design Corporation exercised its warrant to purchase 650,000 shares of common stock pursuant to the Purchase and Supply Agreement dated September 17, 1999.  The exercise price related to this warrant was $1.25 per share for total consideration of $812,500.  There are no warrants outstanding as of June 30, 2005.

H.    Stock Options

During the first and second quarters of 2005, 140,000 stock options were exercised resulting in net proceeds to the Company of $143,476.  On October 14, 2004, as part of the Resignation

Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of common stock for one additional year.  Under FASB Interpretation No. 44 – FIN 44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s common stock and the exercise price of the options as of the date of the Resignation Agreement.  The expense for the stock based compensation was $0 and $69,206 for the three months and nine months ended June 30, 2005 respectively.

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

In preliminary reports, the plaintiff in Fischer has estimated the damages to be sought at trial as $60 million dollars, and the plaintiff in Sedgwick has submitted an estimate of $7,500,000.

The matters have been consolidated for purposes of discovery, which began in November 2003 and is scheduled to be completed by 2006, with no trial date currently scheduled.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company is vigorously defending these matters.

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

On June 30, 2005, a jury found for Parsons assessed damages against the Company of approximately $3.4 million.  The Company has asked the court to set aside the judgment, or in the alternative, to reduce the judgment significantly.  The outcome of this case remains uncertain at this time and any excessively adverse judgment would be appealed.  Any such appeal requires the posting of a bond up to 115% of the judgment amount.  The Company is unable to estimate the exact amount of the loss, if any, and believes the loss may be in the range of $0 to $3.4 million.  Based on the information available to us and discussions with legal counsel, no amount in this range appears at this time to be a better estimate than any other amount.  As such, the Company has not accrued any liability related to this case as of June 30, 2005 as the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  An adverse outcome may have a material impact on the Company and its ability to continue as a going concern.  The Company intends to continue to vigorously defend this matter.

(c)  In September 2004, an action was commenced against the Company by Martha Lefebvre, Individually and as Trustee for the Estate of Douglas Lefebvre v. Ballistic Recovery Systems, Inc., Minnesota State Court, Second District, and Case File No. C7-04-9271.  This action commenced as a result of the crash of a Sabian Rans S-12XL near Mexican Hat, Utah on September 22, 2002.  Mr. Lefebvre was the passenger on the aircraft.  Discovery is ongoing and a mediation conference is being scheduled for late August.  The Company has the report of the National Transportation Safety Board (NTSB) which investigated the accident.  The NTSB concluded that the pilot inadvertently stalled the aircraft and then he failed “to follow the proper emergency procedures for activating his Ballistic Recovery System.”  The NTSB went on to say that “contributing factors [in the accident] were the improper installation of the BRS by the pilot . . . .”  The Company believes that it has strong defenses to the action, but is unable to predict the outcome or estimate what amount of damages, if any, that might be awarded in this action.  The Company is vigorously defending this matter.

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

At a meeting on March 16, 2005, the Company’s Board of Directors declared a dividend of $0.085 per share for all holders of record as of the close of business on April 1, 2005 and payable April 15, 2005.  Total dividend paid amounted to $648,914.

The Board of Directors examines the liquidity and capital requirements of the Company at each board meeting.  If in the judgment of the Board of Directors the Company has sufficient cash, the Board of Directors may declare a special dividend.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations:

Sales

Sales for the third quarter of fiscal year 2005 were $2,112,092 compared to $1,755,944 for the third quarter of fiscal year 2004, an increase of $356,147 or 20.1%.  On a year to date basis, sales were $6,093,862, for the first nine months of fiscal year 2005, compared to $4,482,833 for the first nine months of fiscal year 2004.  This $1,611,029 increase in sales for the nine months ended June 30, 2005 was a 35.9% increase over the first nine months of the prior fiscal year.  Of this increase, the Company’s general aviation products, which consist primarily of sales to Cirrus Design Corporation (“Cirrus”), contributed 78.5% of this sales increase, or $1,265,312.  This increase included a reduction in sales from Cirrus Design Corporation (Cirrus) of $474,481 for the first nine months period of fiscal year 2004, which was attributed to an adjustment for stock based compensation relating to the Cirrus stock purchase warrants.  The balance of the overall increase resulted from increased sales of recreational aircraft products.

In the current third quarter of fiscal year 2005, sales derived from the Company’s general aviation products, which consist primarily of sales to Cirrus, were up 26.2% over the comparative quarter in fiscal year 2004.  Sales from the Company’s general aviation products accounted for 78.3% of total sales for the third quarter of fiscal year 2005 compared to 74.6% of total sales for the third quarter of fiscal year 2004.  For the year to date sales, general aviation represents 80.0% ($4,875,348) of the 2005 fiscal year sales.  This compared to 77.2% ($3,461,867) for the first nine months of fiscal year 2004.

Sales to Cirrus of $1,558,372 represented 73.8% of the Company’s total sales for the third fiscal quarter of 2005.  For the nine months ended June 30, 2005 sales to Cirrus were $4,570,082 or 75.0% of total sales.  This compares to $1,031,860 (71.6%) for the third quarter of 2004 fiscal year and $3,304,770 (73.7%) for the first three quarters of fiscal year 2004.  During the first three quarters of fiscal year 2004, a $474,481 reduction in sales was recorded which was attributed to an accounting-related adjustment for stock based compensation relating to the stock purchase warrants granted to Cirrus. These warrants were granted as part of the Purchase and Supply Agreement dated September 17, 1999 by and between the Company and Cirrus.

The Company’s general aviation product is standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.   The Company delivered 145 and 136 units to Cirrus in the third quarter of fiscal years 2005 and 2004, respectively.  For the nine months ended June 30, 2005 combined the Company delivered 461 and 374 units to Cirrus in the respective fiscal years.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company believes that Cirrus is expected to exceed fiscal year 2004 manufacturing volumes for its aircraft throughout fiscal year 2005.  As a result, the Company is forecasting further growth in 2005 in its general aviation revenues.  However, with respect to Cirrus, sales and manufacturing projections and timing is uncertain at this time.  Accordingly, no assurance can be given that general aviation revenues will increase as anticipated.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2005.  Any negative impact on Cirrus’ sales would have a significantly negative impact on the Company’s revenues.

Near the end of fiscal year 2004, the Company finalized development of a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The Company received the Supplemental Type Certificate (STC) from the FAA on June 25, 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company continues direct marketing for the BRS-182.  The Company delivered nine (9) BRS-182 units in the first three quarters of fiscal year 2005 which resulted in increased sales of $157,907.  No assurances can be made as to the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

The Company also has available for production the BRS-172 product for the Cessna 172 model aircraft which was certified in July 2002.  Since certified in July 2002, thirteen systems have been sold.  The Company delivered one (1) BRS-172 in the first nine months of fiscal year 2005, which resulted in increased sales of $18,500. As mentioned previously, in April 2004, the Company notified Charles F. Parsons of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.  Subsequent to the notification being sent to Mr. Parsons, both Mr. Parsons and the Company filed suit against each other.  Mr. Parsons filed suit to block the termination of the contract and the Company filed suit to formalize the termination of the contract.

On June 30, 2005, a jury found for Parsons assessed damages against the Company of approximately $3.4 million.  The Company has asked the court to set aside the judgment, or in the alternative, to reduce the judgment significantly.  The outcome of this case remains uncertain at this time and any excessively adverse judgment would be appealed.  Any such appeal requires the posting of a bond up to 115% of the judgment amount.  The Company is unable to estimate the exact amount of the loss, if any, and believes the loss may be in the range of $0 to $3.4 million.  Based on the information available to us and discussions with legal counsel, no amount in this range appears at this time to be a better estimate than any other amount.  As such, the Company has not accrued any liability related to this case as of June 30, 2005 as the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company intends to continue to vigorously defend this matter.

At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.

Although certified, there can be no assurances that the BRS-172 product will sell in volumes that will have a material impact on the Company.

In April 2005, the Company entered into a joint development agreement with Symphony Aircraft Industries (SAI), Three Rivers, Quebec, Canada to begin offering the Ballistic Recovery System (BRS) whole aircraft recovery parachute system as a factory-installed option on the Symphony 160 aircraft. The Symphony 160 is the world’s first certified two-place aircraft to offer this safety capability. In addition, the Company entered into a five-year strategic alliance agreement with Symphony Aircraft Industries, whereby SAI has committed to offer BRS’s parachute technologies in future Symphony aircraft. The product is expected to receive certification in the fourth quarter of 2005.  There can be no assurances that the Symphony 160 product will sell in volumes that will have a material impact on the Company.

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, increased by 19.3% during the third quarter of fiscal year 2005 compared to the prior fiscal year quarter and accounted for 21.7% of the Company’s revenues for the third quarter of fiscal year 2005 versus 25.4% of the Company’s revenues for the prior fiscal quarter of 2004.  Recreational aircraft products sales were $1,218,514 or 21.7% of total sales for the first nine months of fiscal year 2005.  This compares to $1,020,966 or 22.8% of total sales for the same nine month period in fiscal year 2004.  The recreational aircraft products business continues to be impacted by increased European market competition and now issued federal regulations that have changed the rules under which recreational aircraft are operated.

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

On April 5, 2005 the Company received a Laureate Award from Aviation Week and Space Technology and was recognized in a special event inducting the Company into the Aviation Hall of Fame at the Smithsonian Institute Air and Space Museum in Washington DC.  The Company held public relations and media events associated with the 25th anniversary of the Company in the third quarter of 2005.

Gross Operating Margin

Gross operating margin as a percentage of revenues was 35.0% for the third quarter of fiscal year 2005 compared to 33.6% for the comparative quarter of fiscal year 2004.  On a year to date basis, the gross margin was 38.7% and 32.0% for fiscal year 2005 and 2004, respectively.  During the first three quarters of fiscal year 2004, a reduction in sales of $474,831 was recorded which was attributed to an accounting-related adjustment for stock based compensation relating to the Cirrus stock purchase warrants.  These warrants were granted as part of the Purchase and Supply Agreement dated September 17, 1999 by and between the Company and Cirrus.  This reduction is sales decreased the gross margin by 6.5% for the nine months ended June 30, 2004.  The remaining increase in the margins are a direct result of the economies of scale due to increased sales in fiscal year 2005 compared to the first three quarters in fiscal year 2004.  The increased gross margin is also the result of continued management focus and budget performance by all departments.     The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 26.7% for the third quarter of fiscal year 2005 as compared to 23.5% for the third quarter of fiscal year 2004.  On a year to date basis, these costs were 28.7% and 25.2% for fiscal year 2005 and 2004 respectively.   Selling, general and administrative costs have increased $624,390 for the first three quarters of fiscal year 2005 when compared to the first three quarters of fiscal year 2004.  Sales and marketing personnel costs increased

$18,130 in this first three quarters compared to the first three quarters last year.  Administrative costs have increased in the first three quarters of fiscal year 2005 with the resignation of Mark Thomas and the search for a replacement CEO & President/Chief Operating Officer.  Additional consultants provided services to assist the financial administration of the Company during the nine months ended June 30, 2005 at an additional cost of $180,393 in the first three quarters of fiscal year 2005 over the first three quarters of fiscal year 2004.  This caused administration compensation to decrease $30,118 for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.  The Company promoted Larry E. Williams to CEO & President/COO effective May 6, 2005 and hired a new controller in the quarter.  With the change in President and controller a number of expenses have increased.  Administrative travel and lodging increased $32,610 during the nine months ended June 30, 2005 over the nine months ended June 30, 2004.  Accounting and audit fees are up $44,270 during the nine months ended June 30, 2005 compared to the previous fiscal year same nine months.  The increase in legal fees related to the legal proceedings noted in Item 1 increased general and administrative costs by $296,441 for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.  Legal fees expense increased $143,860 during the third quarter of fiscal year ended June 30, 2005 compared to the legal expenses of the quarter ended June 30, 2004.  Regulatory requirements under the Sarbanes-Oxley Act have also increased expenditures by $42,722 for the nine months ended June 30, 2005 as the Company implements expanded compliance infrastructure and oversight.  Management expects selling, general and administrative costs as a percentage of sales to decrease going forward.

Research and Development, net

Through the fourth quarter of fiscal year 2004, the Company was working under a contract with NASA for the Company’s second Phase II Small Business Innovation Research (“SBIR”) grant.  The Phase II grant entitled “Advanced Aircraft Parachute Recovery System” was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  During the first nine months of fiscal year 2004 the Company recorded an offset to research and development expenses by $305,219. There were no offsets to expenses in the current fiscal year quarter or year to date as the contract was completed prior to the start of the current fiscal year.   NASA and the United States Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.  No assurances can be made that the Phase II contract work will result in future products and revenues for the Company.

Research and development costs were 3.6% and 4.6% of sales for the third quarter of fiscal years 2005 and 2004, respectively.  On a year to date basis, these research and development costs were 4.2% and 3.9% of sales for the nine months ended June 30, 2005 and 2004 respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  Research and development expenditures are expected to be higher for fiscal year 2005 compared with fiscal year 2004 with no offsets anticipated from outside sources.  For the nine months ended June 30, 2005 research and development costs increased $82,489 over the same nine months ended June 30, 2004.

The Company has undertaken research and development on potential new products and services including enhancements to current products.  Such efforts may result in future offerings and model upgrades to existing products.  The development efforts are funded through current operations and it is unclear what impact, if any, these will have on future sales or financial performance of the Company.

Acquisitions

On March 22, 2005 the Company signed a non-binding letter of intent to acquire Free Flight Enterprises, an aviation safety systems company based in Lake Elsinore, California. On May 19, 2005, BRS cancelled the Letter of Intent between BRS and Free Flight Enterprises. The transaction was subject to completion of diligence by BRS and the negotiation and execution of a definite agreement. Both parities could not satisfactorily agree to final conditions to close a deal.

As part of the overall growth strategy of the Company, it is management’s intent to seek out, evaluate and execute strategic acquisitions to grow the product base and integrate operations with the primary focus on cost savings.  Management cannot state at this point with any degree of certainty what the results of any pending acquisitions may be or the financial impact on Company operations.

Stock Based Compensation

During the first quarter 2005, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of Common Stock for one additional year.  Under FASB No. 44 - FIN#44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s common stock and the exercise price of the options as of the date of the Resignation Agreement.  The amount of expense recorded was $69,206 during the first quarter of fiscal year 2005.  The Company did not record any expense during the second or third quarter of fiscal year 2005.

Intangible Amortization

The Company records amortization expense related to the covenant not to compete agreements entered into with SCI and Mr. Thomas over the remaining life of the agreements.  Intangible amortization expense increased in the first three quarters of 2005 over the same period in the prior year as a result of the Resignation Agreement entered into with Mr. Thomas.

Net Income and Earnings per Share

Income before income taxes as a percentage of revenues was 3.1% and 4.9% for the third quarter of fiscal year 2005 and 2004, respectively.  This decrease in income ($15,062) arises from a number of events.  Sales have increased 20.3% ($356,148) and operating margins have increased 25.2% ($148,623).  However expenses have increased faster.  Selling, general and administration expenses are up 36.7% ($151,270) and research and development expenses are down (-6.4%) ($5,244).  Selling, general and administrative costs for legal fees, consulting, financial management, insurance, accounting and auditing are up $167,123 for the three months ended June 30, 2005 over the same three month ended June 30, 2004.

Income before income taxes as a percentage of revenues was 4.4% and 2.1% for the nine months ended June 30, 2005 and 2004 respectively.  This increase is the direct result of the economies of scale due to increased sales in fiscal year 2005 compared to the first three quarters in fiscal year 2004.  The increased income is also the result of continued management focus and budget performance by all departments.

Earnings per share were relatively consistent in the fiscal periods.  On a diluted earnings per share basis, net income of $41,769 for the third quarter of fiscal year 2005 was 2.0% of sales or $0.01 per share, as compared to net income of $56,831, which was 3.2% of sales or $0.01 per share for the prior fiscal year quarter.

On a year to date basis, net income as a percentage of revenues was 2.8% and 1.3% for the fiscal year 2005 and 2004 respectively.  On a diluted earnings per share basis, year to date net income of $168,946 for fiscal year 2005 was $0.02 per share, as compared to net income of $60,183 for fiscal year 2004 was $0.01 per share for the fiscal year 2004.

Liquidity and Capital Resources:

Management intends to continue to fund its operations out of its current sales.  The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  The Company funds its non-contract research and development with cash from operations.  As of June 30, 2005, the Company had a cash balance of $905,159.  Accounts receivable as of June 30, 2005 increased $335,890 over September 30, 2004 due mainly to the timing of shipments to Cirrus.  On April 15, 2005, the Company paid a cash dividend of $0.085 per share for an aggregate of $648,914.  The Company also received $812,500 from the exercise of common stock warrants and $143,476 from the exercise of common stock options during the nine months ended June 30, 2005.  The Company has a secured line-of-credit for $500,000, which has not been drawn on during the current fiscal year quarters as a result of positive cash flow from operations.  There is no balance currently outstanding under the line-of-credit.  Management believes that cash from current business operations, along with the available line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period.

The Company anticipates no capital improvements through the remainder of the fiscal year.  The Company did invest in a new truck during the quarter.  Subsequent to quarter end, the Company did purchase a new airplane for $197,000 and traded in their existing airplane.  It is anticipated that the Company will invest significantly in a new facility at its corporate headquarters in fiscal year 2006 which will involve capital improvements of $600,000 including the production facility, equipment and tooling upgrades.  It is currently the intention of the Company to fund the expenditures through current operations and credit facilities.

Furthermore, the Company does not presently have product liability insurance and must fund the expenses of its pending lawsuits.  The Company has incurred approximately $429,036 in legal fees for the first three quarters of fiscal year 2005 attributable to all legal support matters and the defense of its pending lawsuits.  As previously indicated, a judgment of approximately $3.4 million was entered in connection with the Parsons litigation.  The judgment, if realized and paid in full, would have a material adverse impact on the Company.  However, the Company is in the process of attempting to have the verdict set aside or in the alternative, have the judgment significantly reduced.  Any excessive adverse judgment would be appealed.  Any such appeal requires the posting of a bond up to 115% of the judgment amount.  Accordingly, the outcome of this case, both in terms of timing and financial impact on the Company, remain uncertain at this time.  Given that the Company cannot state with any degree of certainty what the outcome or timing of this matter will be, the Company has not established a reserve for this litigation.

In addition, requirements under the Sarbanes-Oxley Act will require increased expenditures as the Company implements expanded compliance infrastructure and oversight.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to litigation, including the recent judgment in the Parsons litigation, anticipated Cirrus Design delivery orders and schedules, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system, the Cessna 172 system, success of contracts for NASA SBIR research projects, the timing and impact of regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition and other litigation.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, further adverse decisions in the Parsons litigation, existing and other potential product liability claims, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, and changes in federal or state laws or regulations.

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

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

ITEM 3.                  CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer at the time concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the third quarter of fiscal year 2005, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

In preliminary reports, the plaintiff in Fischer has estimated the damages to be sought at trial as $60 million dollars, and the plaintiff in Sedgwick has submitted an estimate of $7,500,000.

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

On June 30, 2005, a jury found for Parsons assessed damages against the Company of approximately $3.4 million.  The Company has asked the court to set aside the judgment, or in the alternative, to reduce the judgment significantly.  The outcome of this case remains uncertain at this time and any excessively adverse judgment would be appealed.  Any such appeal requires the posting of a bond up to 115% of the judgment amount.  The Company is unable to estimate the exact amount of the loss, if any, and believes the loss may be in the range of $0 to $3.4 million.  Based on the information available to us and discussions with legal counsel, no amount in this range appears at this time to be a better estimate than any other amount.  As such, the Company has not accrued any liability related to this case as of June 30, 2005 as the Company cannot state with any degree of certainty what the outcome of this matter will be or if there will be any financial impact on the Company.  The Company intends to continue to vigorously defend this matter.

(c)  In September 2004, an action was commenced against the Company by Martha Lefebvre, Individually and as Trustee for the Estate of Douglas Lefebvre v. Ballistic Recovery Systems, Inc., Minnesota State Court, Second District, and Case File No. C7-04-9271.  This action commenced as a result of the crash of a Sabian Rans S-12XL near Mexican Hat, Utah on September 22, 2002.  Mr. Lefebvre was the passenger on the aircraft.  Discovery is ongoing and a mediation conference is being scheduled for late August.  The Company has the report of the National Transportation Safety Board (NTSB) which investigated the accident.  The NTSB concluded that the pilot inadvertently stalled the aircraft and then he failed “to follow the proper emergency procedures for activating his Ballistic Recovery System.”  The NTSB went on to say that “contributing factors [in the accident] were the improper installation of the BRS by the pilot . . . .”  The Company believes that it has strong defenses to the action, but is unable to predict the outcome or estimate what amount of damages, if any, that might be awarded in this action.  The Company is vigorously defending this matter.

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

Date: August 15, 2005	/s/ Larry E. Williams
By Larry E. Williams
Principal Executive Officer

/s/ Don R. Hedquist
By Don R. Hedquist
Principal Accounting Officer