Form 10KSB
period 2005-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2005-12-23
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                 Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended September 30, 2005

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

Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☒

The issuer’s revenues for the fiscal year ended September 30, 2005 were $8,115,544.

As of November 30, 2005 there were 7,685,434 outstanding shares of common stock, par value $0.01 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on November 30, 2005 based on the closing price of the common stock as quoted by the NASD Over-the-Counter Bulletin Board on such date was $7,052,864.

Transitional Small Business Disclosure Format: Yes  ☐   No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement to be used in connection with the election of directors at the 2006 annual shareholders meeting (the “Proxy Statement”) are incorporated by reference into Part III, Items 9-12 as follows:

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains statements that are not historical but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future.  In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Item 6 of this annual report include forward-looking statements that reflect our current views with respect to future events and financial performance.  We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, and should not unduly rely on these forward looking statements.

PART I

ITEM 1.               DESCRIPTION OF BUSINESS

Business Development:

The Company is engaged in the business of developing and commercializing whole-aircraft recovery parachute systems for use with general aviation and recreational aircraft. The emergency parachute systems are designed to bring down the entire aircraft and its occupants in the event of an in-air emergency.  The parachute system is designed for in-air emergencies that include but are not limited to mid air collisions, structure failure, engine out at night, engine out over unlandable terrain, pilot incapacitation, and unintentional flight into instrument meteorological conditions.  The Company believes it is the only United States manufacturer of whole aircraft recovery systems.  In addition, the Company has designed and sold systems for use with various military and civilian unmanned aircraft.  Since its inception, the Company has delivered over 21,000 systems that have been installed on general aviation and recreational aircraft throughout the world, and the Company has documented 181 lives saved through the use of its systems in actual in-air emergencies.

The Company was founded to provide recreational aircraft parachute systems for use in `ultralight and experimental aircraft.  That portion of the business continues to be a consistent source of revenues for the Company and accounted for 20.0% and 21.7% of the Company’s revenues in fiscal year 2005 and 2004, respectively.

The Company’s general aviation product lines accounted for 80.0% and 78.3% of the Company’s revenues in fiscal year 2005 and 2004, respectively.  Since 1999, the Company’s primary general aviation product has been for the Cirrus SR20 and SR22 aircraft manufactured by Cirrus Design Corporation (“Cirrus Design”). Sales to Cirrus Design account for 74.7% and 73.9% of Company revenues for fiscal 2005 and 2004, respectively.  Cirrus Design, based in Duluth, Minnesota is presently the world’s largest manufacturer of single engine certified aircraft.  Both models of Cirrus Design’s aircraft utilize the Company’s parachute system as a required standard equipment feature.  In addition, in July 2002 and July 2004 the Company began delivering its aftermarket FAA certified parachute system for the Cessna 172 and 182 aircraft called the BRS-172 and BRS-182, respectively.

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

Aftermarket sales for the BRS-172 continue to be slow and the Company believes the acceptance by this segment of the market has not been as positive as for the BRS-182.  There is a more limited market for this product related to the cost and operation of the Cessna 172 as compared to the 182 even though the total number of Cessna 172’s is much higher.  Sales of the BRS-182 have been better than the initial sales for the BRS-172.

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

Business of the Company:

Principal Products

The Company’s principal product line is whole-aircraft emergency parachute recovery systems.  The product, when utilized in an in-air emergency and at the appropriate altitude, may be activated by the pilot releasing a parachute that is designed to open quickly, slow the descent of the aircraft, and lower the aircraft and its occupants safely to the ground to prevent or reduce human injury and damage to the aircraft. Possible parachute usage scenarios include:  Mid-air collision (loss of integrity or control); severe weather upset (wind shear, turbulence); power loss with poor visibility (night or IMC); loss of control (component failure or malfunction); engine out over hostile (unlandable) terrain; structural failure (age-weakened parts); pilot medical trauma (heart attack, allergic reaction, stroke); overstress (due to aerobatics, violent weather); and/or pilot error.

General Aviation Products

The Company entered the general aviation market in the mid 1980’s when it began development of an emergency parachute recovery system for the Cessna 150/152 series of aircraft.  In 1993, this system, known as the GARD-150 (now called the “BRS-150”), received a Supplemental Type Certificate (STC) from the FAA that allows owners of Cessna 150/152 model aircraft to install the system.  Media attention for this new product resulted in domestic and international television and radio broadcasts as well as coverage in domestic and international aviation and non-aviation print media. Although the BRS-150 did not sell in significant volumes, the Company believes that it helped in the development of the Company’s current products.

In 1994, the Company entered into an agreement with Cirrus Design, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus Design SR20, on October 23, 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus Design began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.  The SR22 became the third of the Company’s products to have received FAA certification (the BRS-150 and SR20 products being the others).  For fiscal year 2005, approximately 74.7% of the Company’s total revenues were generated from sales to Cirrus Design.

In fiscal year 2001 the Company began development of a parachute system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding from a third party investor, which took the form of equity and project specific funding, to develop and test such a recovery system.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.  The Company made its first customer delivery in September 2002 with 14 total systems installed through the end of fiscal year 2005.

Near the end of fiscal year 2004, the Company finalized development of a parachute recovery system for the Cessna 182 model aircraft, which is called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  The Company received the Supplemental Type Certificate or STC from the FAA on June 25, 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company sales and marketing efforts have resulted in the sale and delivery of 20 BRS-182 units through the end of fiscal year 2005.

Recreational Aviation Products

Recreational aviation products include products designed and manufactured for use on unregistered aircraft such as ultralights and aircraft registered with the FAA as experimental.  Like the general aviation product, these recreational aviation products are designed to prevent or reduce bodily injury to the human occupant.  The Company manufactures these products and sells them directly to individuals and through dealers and distributors who also market and sell the aircraft and related products.  The Company currently works with approximately 30 dealers and distributors worldwide. Sales to international customers accounted for 48.0% of recreational aviation product sales.

Light Sport Aircraft

New Federal Light Sport Aircraft (LSA) regulations were approved on December 24, 2004 regulating airplanes that weigh less than 1,320 lbs.  Management believes that these regulations may positively affect the Company’s future recreational aviation product sales if LSA sales increase in the United States as a result of these regulatory changes and the Company develops and manufactures compatible products.

Many LSA aircraft were developed around existing eastern European aircraft designs, some of which, but not all, have a BRS installation.  The LSA category currently has 14 approved airplane types and the Company is in development of installation designs for several of these aircraft.  While the Company has developed solid relationships with US-based distributors and manufacturers of LSA aircraft, our relationships with European manufacturers needs to be improved.  Flight Design CT of Germany has contracted to add BRS systems on every US-delivered airplane as standard equipment.  No assurances can be given that these new regulations will have a positive impact on sales of the Company’s recreational aircraft products or that the European manufacturers will accept the Company’s design suggestions.

The Company has implemented plans to expand market penetration for the domestic market for recreational aircraft products with the restructuring of its distribution network and adjusting pricing schedules.  However the recreational aircraft market has been affected by the delay in implementing the LSA regulations.  If the Company completes LSA installation designs in a timely fashion on the more successful LSA aircraft, the Company expects increased sales due to incremental unit volume.  No assurances can be made that such plans, if implemented, will have a material impact on the Company’s recreational aircraft product sales.

Contract Research and Development

Contract research and development has allowed the Company to expand its product line and expertise in whole-aircraft recovery systems. It has been and will continue to be a goal of the Company to receive outside funding for its research and development activities to supplement its own financial commitment.

Manufacturing Operations and Suppliers:

The Company’s personnel perform assembly of the Company’s product line in its South St. Paul, Minnesota facility.  Historically, the parachutes utilized by the Company have been purchased from a certain key supplier although there have been other suppliers of parachutes.  In September 2005, the Company acquired the Tijuana , Mexico manufacturing facility of Paranetics Technology, Inc., headquartered in Cayucos, California for the purpose of manufacturing parachutes and related components.

Paranetics Technology, Inc. is a defense contractor specializing in the design and manufacturing of parachutes for the US Department of Defense.  This BRS acquisition was for the Paranetics’ Mexican manufacturing plant which the Company believes, will help solidify the supply of parachutes for Sport and General Aviation product lines.

The acquisition will add up to 45 jobs to BRS de Mexico S.A. de C.V., the newly formed subsidiary of BRS Inc.

The Company is in the final stages of negotiations to outsource some parachute component manufacturing in China.  It is also estimated that a portion of the parachute manufacturing will be in China by the end of fiscal 2006.  This is being done to provide the Company with potential cost reductions and a dual source for its parachute needs.

The Company manufactures its own ballistic devices and receives its propellant from a single source.  The Company believes that there are alternate sources for propellant in the event that this source becomes unavailable.  Other components are purchased from a variety of suppliers or internally produced.  The Company routinely searches for new vendors and believes alternate sources can be found should any of these vendors be unable to meet the Company’s needs.  Additionally, the Company has recently developed a policy to dual source all critical parts and components.  The Company also attempts to hold reasonable inventory of key components to provide time to secure alternate suppliers should the need arise.  In addition, the Company believes it possesses or can acquire the expertise necessary for internal production of substantially all key components.

Patents:

On September 5, 1989, United States Patent No. 4,863,119 was issued to the Company on behalf of two of the Company’s employees for a “Parachute Reefing Device” as part of a parachute recovery system.  The two employees assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until 2008.  This patented feature is utilized in the Company’s general aviation line as well as in its recreational aviation products.  Current development projects also utilize the reefing device as an integral design component.

On May 2, 2000, United States Patent No. 6,056,241 was issued to the Company on behalf of one of the Company’s employees for a “Thin Film Parachute with Continuous Lateral Reinforcement Fibers”. The employee assigned the patent to the Company, which with the payment of continuing maintenance fees is effective until August 14, 2018. The Company developed this process as a result of a NASA Small Business Innovative Research (SBIR) grant program that was completed during the fiscal year 1999. The Company does not have an application for this patented process within its current product line. However, military and civilian markets are both are being explored for potential applications of this technology, which could offer weight and volume reductions for special critical situations.

Intellectual Property:

The Company’s goal is to obtain, maintain and enforce patent protection for our products, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries.  Our policy is to actively seek to obtain, where appropriate, the broadest protection possible for our products, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and elsewhere in the world.

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

Trademark Protection:

The U.S. Trademark Office has acknowledged its receipt of the Company’s application to register the “DEFINING AVIATION SAFETY” application, and advises that the application has been assigned a filing date of May 6, 2005, bearing Serial No. 76/637940.  Several months may elapse before further information concerning this application is available from the Trademark Office.

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

Dependence on a Single Customer:

During the fiscal years ended September 30, 2005 and 2004, the Company was dependent on one customer, Cirrus Design Corporation (Cirrus), for 74.7% and 73.9% of the Company’s total sales in the respective fiscal years.  The Company supplies parachute recovery systems to Cirrus from its general aviation product line.  Cirrus also owns 14.96% of common stock of the Company at September 30, 2005.

Dealer/Distributor Network:

The Company’s recreational aviation product sales are primarily through dealers and distributors who sell to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s recreational aviation products, alternative dealers or distributors can be established.  The Company does not have formal written agreements with all its dealers and distributors and accordingly, such dealers and distributors are not prohibited from selling products competitive with the Company’s products.

The Company is in negotiations with potential agents in China and India for expanded representation in these developing markets.

Backlog of Orders:

As of September 30, 2005 and 2004, the Company had a backlog of orders totaling approximately $940,000 and $1,842,000, respectively.  The backlogs included over $850,000 and $1.6 million of orders for the Cirrus Design aircraft for both periods, respectively.  This decrease in backlog is related to the timing of the receipt of purchase orders from Cirrus with respect to the Company’s fiscal year end and is unrelated to the volume of those orders received or anticipated on-going volumes from Cirrus.  The 2005 backlog is expected to be filled within 12 months.  Due to the backlog period involved, however, it is possible that there could be cancellations of a portion of the currently backlogged orders.  The Company expects to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders.  The Company cautions investors who may utilize published bookings and backlog information as tools to forecast the Company’s revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

Research and Development:

A summary of research and development is as follows:

	2005	2004
Total research and development expenditures	$357,702	$658,401
Revenues recognized under contract research and development relationships (SBIR)	—	(385,619)

Research and development, net	$357,702	$272,782

The source for the 2004 third party funding was from NASA under the Phase II SBIR grant.  Work under the contract was completed in September 2004 with total contract billings of $575,000.  The Company is committed to product development and has budgeted approximately $1,070,000 for research and development expenditures for fiscal 2006.

Competition:

The Company sells its whole-aircraft emergency parachute systems in the United States and internationally (worldwide).  The Company entered into a covenant not to compete agreement on October 26, 1995 with Second Chantz (“SCI”), whom the Company believes was the only domestic competitor for whole-aircraft emergency parachute systems for the domestic recreational aviation market.  Several foreign companies have or are attempting to introduce new competitive products into the international recreational aviation market. Competition is strong in the European market based on price, but the Company continues to pursue sales in that market.  One of the foreign competitors has entered the US market as a standard component on a newly designed LSA airplane. While the BRS product is preferred by most US purchasers, this competitor has successfully entered the domestic market.

The FAA, as part of the Cirrus Design SR20 and SR22 certification process, has certified the Company’s product, which is standard and required equipment on those aircraft.  These are the first whole aircraft recovery system ever certified by the FAA as standard equipment.  The Company also holds Supplemental Type Certificates for the recovery systems for the Cessna 150/152, Cessna 172 and Cessna 182 model aircraft.  There are no other manufacturers with the FAA Supplemental Type Certificate or FAA certification under a manufacturer’s Type Certificate necessary to install a recovery system for the general aviation market.  The Company is unaware of any other manufacturer performing contract or self-funded research and development activities in an effort to obtain Supplemental Type Certificates or Type Certificates for any other FAA certified aircraft

At present, BRS is involved in a cooperative FAA Supplemental Type Certificate (STC) project for the Symphony Aircraft Industries (SAI) “Symphony 160” model aircraft, whose FAA Type Certificate was formally held by Ostmecklenburgische Flugzeugbau GmbH (OMF) of Germany.  Completion of this project is expected in early fiscal 2006.  The STC would allow BRS to sell product to both the SAI factory and aftermarket customers.

BRS is also working in cooperation with Flight Design GmbH of Germany, manufacturer of the “CT” model aircraft currently being sold in the US as a certified FAA Light Sport Aircraft (LSA).  This mutual agreement grants exclusive rights to BRS to produce and outfit every CT aircraft sold though US dealers with a parachute recovery system as standard equipment.

Both research and development projects are being funded by BRS.

Many other companies with resources and capabilities greater than those of the Company could develop, manufacture and market a parachute recovery system competitive with that of the Company, although the Company believes that such development and approval could take several years to complete due to the technical challenges associated with performance and regulatory issues.

Product Liability:

The Company does not currently maintain product liability insurance.  Accordingly, the costs of litigation must be funded directly by the Company.  In fiscal 2005, significant efforts have been made to determine the availability and cost of product liability insurance.  At present, we are still evaluating a formal quote and pricing and will attempt to secure some form of product liability protection in early fiscal 2006.  However, there can be no assurance that the Company will obtain such product liability insurance.

Environmental Compliance:

The Company believes that it is in compliance with all current federal and state environmental laws.

Employees:

As of September 30, 2005, the Company had 24 full-time employees at its South St. Paul facility.  No employees are represented by a labor union and we consider our relations with employees to be good.

As of September 30, 2005, the Company had 23 full-time employees at it BRS de Mexico SA de CV facility in Tijuana, Mexico.  The employees are represented by a labor union and we consider our relations with these employees to be good.

ITEM 2.               DESCRIPTION OF PROPERTY

The Company leases a stand-alone 13,000 square foot office and production facility located at Fleming Field Airport in South St. Paul, Minnesota.  The building is a World War II training hangar, which the Company renovated.  This lease expires December 31, 2007.  The Company has a second building on Fleming Field, which it also leases.  This second building is also stand-alone and measures approximately 4,800 square feet of combined office and shop space and is used for engineering office space and testing.  This lease expires October 31, 2006.  The Company maintains all of its equipment in good working order and has secured adequate insurance for the facilities and its contents.

The Company leases a stand-alone 25,000 square foot office (two floors) and production facility located at Calle Uno Poniente No. 115-A,  Tijuana, Baja California, Mexico for parachute manufacturing.  The building lease expires October 31, 2007.  This facility is used to manufacture BRS items.  The Company maintains all of its equipment in good working order and has secured adequate insurance for the facilities and its contents.

The Company believes that the current facilities are adequate for the current level of business activities, but is searching for alternatives for expansion to meet the continued sales increases.  In the event that the Company requires additional facilities, the Company believes it could procure acceptable facilities.  The Company does not own any real estate.

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

The matters have been consolidated for purposes of discovery, which began in November 2003 and is scheduled to be completed by May 1, 2006, with the trials currently scheduled to commence later in 2006.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company will vigorously defend these matters.

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

In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount will be paid by BRS over a term of 8 years, although BRS has the right to pre-pay remaining amounts due at any time.

(c) In September 2004, an action against the Company has been commenced by the estate of Douglas Lefebvre arising from the crash of a Sabian Rans S-12XL near Mexican Hat, Utah on September 22, 2002.  Mr. Lefebvre was the passenger on the aircraft.  The Company reached a settlement with the Lefebvre estate on October 13, 2005 which resolves such litigation.  The terms of the settlement are confidential and do not have a material adverse impact on the Company.

(d) On September 16, 2005, an action was commenced against the Company by Robert Treat Rayner, in the Circuit Court of the 5th Judicial Circuit in and from Lake County Florida, File No. 04 CA 1749.  The Complaint alleges that plaintiff was injured when his ultralight aircraft crashed while being towed by another ultralight.  Plaintiff alleges that he deployed his BRS system, but that it failed to deploy properly.  BRS is undertaking an investigation of the claim and has responded to the suit.  BRS believes that it has strong defenses to the suit and will vigorously defend against the claims.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ended September 30, 2005, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5.               MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is traded on the electronic bulletin board on the over the counter market and on the pink sheets under the trading symbol “BRSI.OB.”  Several internet stock tracking and trading services show the Company’s trading volumes with bid and ask prices as far back as 1995.  Based on information provided by these internet stock tracking services, the Company believes that the asking price and bid price was $2.25 as of September 30, 2005.

The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

	Price Range
	2005		2004
Quarter Ended	High	Low	High	Low
December 31	$3.70	$2.05	$1.55	$1.02
March 31	4.90	2.95	2.53	1.48
June 30	4.34	2.51	2.99	1.95
September 30	3.00	2.15	2.32	1.95

The quotations from the internet tracking services reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Record Holders

The number of holders of record of our common stock as of November 30, 2005 was approximately 330.

Dividends

During fiscal year 2005, the Company declared a dividend in the amount of $0.08 per share, payable November 22 2004 to all Common Shareholders of Record on November 8, 2003 for an aggregate of $547,543. The Company also declared a dividend in the amount of $0.085 per share, payable April 15, 2005 to all Common Shareholders of Record on April 1, 2005 for an aggregate of $648,914. The Company's management anticipates no dividends will be declared or paid during fiscal 2006, rather it is anticipated additional expenditures will be made towards research and development for fiscal 2006.

Recent Sales of Unregistered Securities

On February 23, 2005, the Company issued securities in a transaction that was not registered under the Securities Act of 1933, as amended, to Cirrus Design Corporation.  The transaction arose from the issuance of stock warrants to Cirrus in conjunction with a Purchase and Supply Agreement between the Company and Cirrus.  In order to execute the warrants, Cirrus had to meet certain purchase levels of the Company’s emergency parachute systems.  Cirrus met their minimum purchase commitment for warrant number four, and exercised this warrant for 650,000 shares of the Company’s common stock, on February 23, 2005, for an aggregate exercise price of $812,500.  This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

The following table summarizes outstanding options under our 2004 Stock Option Plan, as well as outstanding options that we have issued to certain officers, directors and employees of our company outside of any plan as of September 30, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	0	N/A	568,850

Equity compensation plans not approved by stockholders (2)	150,000	$1.11	0

(1)     Represents shares of common stock authorized for issuance under the 2004 Stock Option Plan.

(2)     Represents stock options granted to employees and directors at then current market prices.

ITEM 6.               MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Operations:

Sales

Sales for fiscal year 2005 were $8,115,544, up 23.7%, compared to $6,558,551for fiscal year 2004.  A reduction in sales of $474,481 was recorded for fiscal year 2004 relating to the Cirrus Design (Cirrus) stock purchase warrants.  No further reductions to sales relating to these stock purchase warrants are expected.  In fiscal year 2005, sales derived from the Company’s general aviation products, which consist primarily of sales to Cirrus Design, were up 26.4% over the prior fiscal year.  Sales from the Company’s general aviation products accounted for 80.0% of total sales for fiscal year 2005 compared to 78.3% of total sales for fiscal year 2004.

The Company’s general aviation product is standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.   The Company delivered 633 and 532 units to Cirrus in fiscal year 2005 and 2004, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to exceed fiscal year 2005 manufacturing volumes for its aircraft throughout fiscal year 2006.  As a result, the Company is forecasting further growth in 2006 in its general aviation revenues.  No assurance can be given that general aviation revenues will increase as anticipated.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2006.  Any negative impact on Cirrus’ sales would have a significantly negative impact on the Company’s revenues.

Near the end of fiscal year 2004, the Company finalized development of a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  The Company received the STC from the FAA on June 25, 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company’s sales and marketing efforts resulted in the sale and delivery of twenty BRS-182 units through the end of fiscal year 2005.  The Company continues direct sales and marketing for the BRS-182.  No assurances can be made as to the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

The Company also has in production the BRS-172 product for the Cessna 172 model aircraft.  Since certified in July 2002, thirteen systems have been sold.  The Company altered strategies for marketing the BRS-172 in an effort to expand market penetration.  Although certified, there can be no assurances that the BRS-172 product will sell in volumes that will have a material impact on the Company.

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, increased by 14.3% during fiscal year 2005 compared to the prior fiscal year and accounted for 20% of the Company’s revenues for fiscal year 2005 versus 21.7% of the Company’s revenues for the prior fiscal of 2004.  The recreational aircraft products business relies on customer acceptance of the BRS parachute concept and the existence of installation designs for sport and ultralight aircraft. Many of these old recreational aircraft products are still sold and the Company has been able to adapt to small changes in these models without great difficulty.

The German government requires parachutes on planes that weigh less than 472.5 Kilos (1,041.7 lbs).  In this sector, we have a good performance/weight ratio and the US dollar weakness has allowed the Company to remain competitive.  Some competitors are beginning to look at entering the US market in newly designed LSA aircraft which could have an effect on the United States recreational aircraft business.  A significant number of LSA airplanes are made in the former eastern block countries where major completion is based and some designs already exist. The passage of LSA legislation and successful entry of these foreign planes into the US market should help this sector overall. We do expect some early attrition of companies that do not have solid financing, design or distribution networks. The Company will prioritize resources in selecting aircraft to expend engineering effort.

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

Gross Margin

Gross margin as a percentage of revenues was 38.3% for fiscal year 2005 compared to 35.2% for fiscal year 2004.  A reduction in sales of $474,481 was recorded for fiscal year 2004 relating to the Cirrus Design (Cirrus) stock purchase warrants.  This reduction in sales decreased the gross margin by 4.3% for the fiscal year 2004, from 39.5% to 35.2%.  The fiscal year 2005 margin of 38.3% decreased from the 2004 margin of 39.5% before the adjustment for the warrants as a result of price reductions granted to Cirrus Design under terms of the Purchase and Supply Agreement between the two companies.  The Company expects to provide additional pricing reductions to its larger customers in the future and as a result, the gross margins could be impacted.  However, the Company has been successful in identifying cost savings and receiving material cost reductions and will continue to look for further savings and cost reductions on an ongoing basis.  The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 29.4% for fiscal year 2005 as compared to 22.8% for fiscal year 2004.  Administrative costs have increased in fiscal year 2005 with the resignation of Mark Thomas and the search for a replacement CEO & President/Chief Operating Officer and a replacement CFO.  Consulting fees increased $87,432 and Directors fees increased $94,149 for services provided to assist the financial administration of the Company during this search process. The Company promoted Larry E. Williams to CEO & President/COO effective May 6, 2005 and hired a new CFO in the July 2005.  Accounting and audit fees are up $45,003 during fiscal year 2005 compared to fiscal year 2004 for responses to a SEC comment letter and subsequent amended 10KSB and 10QSB filings. Legal fees increased $433,543 related primarily to the legal proceedings noted in Item 3 for fiscal year 2005 compared to fiscal year 2004.  Regulatory requirements under the Sarbanes-Oxley Act have also increased expenditures by $18,833 for fiscal year 2005 as the Company implements expanded compliance infrastructure and oversight.  Management expects selling, general and administrative costs as a percentage of sales to decrease going forward.

Research and Development, net

Through the fourth quarter of fiscal year 2004, the Company was working under a contract with NASA for the Company’s second Phase II Small Business Innovation Research (“SBIR”) grant.  The Phase II grant entitled “Advanced Aircraft Parachute Recovery System” was granted to allow the Company to investigate the feasibility of developing parachute systems for larger and faster aircraft than those currently supported by the Company.  During fiscal year 2004 the Company recorded an offset to research and development expenses by $385,619. There were no offsets to expenses in the current fiscal year as the contract was completed prior to the start of the current fiscal year.   NASA and the United States Federal Government will have a royalty free right to any developed technology, but only as a customer for product that incorporates the developed technology that is purchased from the Company.  No assurances can be made that the Phase II contract work will result in future products and revenues for the Company.

Research and development costs were 4.4% ($357,702) and 4.2% ($272,782) of sales for fiscal years 2005 and 2004, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  The Company has budgeted approximately $1,070,000 for research and development expenditures for fiscal 2006.

The Company has undertaken research and development on potential new products and services including enhancements to current products.  Such efforts may result in future offerings and model upgrades to existing products.  The development efforts are funded through current operations and it is unclear what impact, if any, these will have on future sales or financial performance of the Company.

Net Income (Loss) and Earnings (Loss) per Share

Income (loss) before income taxes as a percentage of revenues was (21.7%) and 7.6% for fiscal years 2005 and 2004, respectively.  On a fully diluted basis, after-tax net income (loss) of ($902,048) for fiscal year 2005 was (11.1%) of sales or ($0.12) per share, as compared to net income of $301,474, which was 4.6% of sales or $0.04 on a diluted basis per share for the prior fiscal year.

Liquidity and Capital Resources:

As of September 30, 2005, the Company had a cash and cash equivalents of $103,102.  On November 22, 2004, the Company paid a cash dividend of $0.08 per share for an aggregate of $547,543.  On April 15, 2005, the Company paid a cash dividend of $0.085 per share for an aggregate of $648,914.  The Company also received $812,500 from the exercise of common stock warrants and $171,076 from the exercise of common stock options during fiscal 2005.  The Company has a secured line-of-credit for $500,000, which was increased in October 2003 from its previous level of $250,000.  The Company had a balance outstanding under the line-of-credit of $204,715 at September 30, 2005.  Management believes that cash from current business operations, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period.  The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  The Company funds its non-contract research and development out of operations.

The Company anticipates a need to make continuing capital improvements to its current production facilities in both the US and Mexico and continued equipment and tooling upgrades, consistent with that of prior years.  The Company expects to increase inventory during the fiscal year and beyond as a result of a build-up for Mexico operations and further market penetration.  It is currently the intention of the Company to fund these expenditures through current operations as well as revenues generated by those units.

The Company does not presently have product liability insurance and must fund the expenses of its pending lawsuits.  Furthermore, a significant judgment against the Company in its existing litigation could have a material impact on the Company.  The Company has incurred approximately $624,000 in legal fees for fiscal year 2005 attributable to all legal support matters and the defense of its pending lawsuits.  In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract.  BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount will be paid by BRS over a term of 8 years, although BRS has the right to pre-pay remaining amounts due at any time.  The terms of the notes require monthly payments of $18,952 for the first five years, and monthly payments of $9,808 for the final 3 years.  In addition, requirements under the Sarbanes-Oxley Act will require increased expenditures as the Company implements expanded compliance infrastructure and oversight. The Company's management anticipates no dividends will be declared or paid during fiscal 2006, rather it is anticipated additional expenditures will be made towards research and development for fiscal 2006.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system,  the Cessna 172 system,  success of contracts for NASA SBIR research projects, the timing and impact of regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, potential product liability claims and payment if such claims are successful, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Critical Accounting Policies and Estimates

Our discussion and analysis or plan of operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the consolidated financial statements contained herein describe our significant accounting policies used in the preparation of the consolidated financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, inventory valuation allowance, the lives and continued usefulness of furniture, fixtures and leasehold improvements and contingencies.  Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at September 30, 2005, and the effects of these contractual obligations are expected to have on our liquidity and cash flows in future periods:

		1 Year	1-3	Over
	Total	or Less	Years	3 Years
Operating Leases	$68,827	$43,782	$25,045	—
Long-Term Debt	$1,200,000	$153,951	$526,525	$519,524
Line of Credit Borrowings	$204,715	$204,715	—	—
Total	$1,475,702	$403,408	$552,770	$519,524

ITEM 7.                           CONSOLIDATED FINANCIAL STATEMENTS

For a list of the consolidated financial statements and related footnotes filed as part of this report, see the Index to Consolidated Financial Statements beginning at Page F-1 of this annual report on Form 10-KSB.

ITEM 8.                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company’s independent certified public accountants on accounting principles or practices or financial statement disclosures.

ITEM 8A.                      CONTROLS AND PROCEDURES

As of September 30, 2005, the Company carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the fourth quarter fiscal year 2005, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                      OTHER INFORMATION

None

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
10-K”) and are incorporated herein by reference.

4.1	Form of Director Stock Option Agreement (filed as exhibit 4.1 to the Company’s Registration Statement Form S-8 filed o February 23, 2005 and incorporated herein by reference).

4.2	Schedule of Director Stock Options pertaining to Exhibit 4.1 (filed as exhibit 4.2 to the Company’s Registration Statement Form S-8 filed on February 23, 2005 and incorporated herein by reference).

10.1

Purchase and Supply Agreement dated September 17, 1999 between the Company and Cirrus Design Corporation appears as exhibit 10.1 to the Company’s Report on Form 8-K filed September 20, 1999 and is incorporated herein by reference.

10.2

Covenant not to Compete Agreement dated October 26, 1995 between the Company and the President and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. appears as Exhibit 10.2 to the Company’s Report on Form 10-KSB for the fiscal year ended September 30, 1995 and is incorporated herein by reference.

10.3	Code of Ethics for Senior Financial Executives (filed as Exhibit B with 2004 Proxy Statement filed January 23, 2004).

10.4	Stipulation and Confession of Judgment dated September 19, 2005 (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2005 and incorporated herein by reference).

10.5	Security Agreement dated September 19, 2005 (filed as exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 19, 2005 and incorporated herein by reference).

10.6

Resignation, Consulting, Non-Competition and General Release Agreement dated October 14, 2004 with Mark B. Thomas (filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference).

10.7

Interim Services Agreement with Robert L. Nelson dated November 17, 2004 (filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference).

10.8

Consulting Agreement with Thomas H. Adams, Jr. dated November 17, 2004 (filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference).

10.9

Consulting Agreement with Boris Popov dated November 17, 2004 (filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004 and incorporated herein by reference).

10.10	Employment Agreement dated May 6, 2005, between the Registrant and Larry E. Williams.

21.1	List of Subsidiaries

23.1	Consent of Virchow, Krause & Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

32.2	Section 1350 Certifications.

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to be billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal year 2005 and 2004, reviews of the consolidated financial statements included in the Company’s Form 10-KSB and Form 10-QSB, responses to SEC comment letter and amended 10-KSB and 10-QSB filings for fiscal year 2005 and 2004 were $78,325 and $33,535, respectively.

Audit-Related Fees

For fiscal 2005 and 2004, the Company’s auditors did not bill any fees for assurances and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning were $7,730 and $24,410 for fiscal year 2005 and 2004, respectively.

All Other Fees

For fiscal 2005 and 2004 the Company’s auditors did not bill any fees for any other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Ballistic Recovery Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 23, 2005.

Ballistic Recovery Systems, Inc.

By:	/s/ Larry E. Williams
Larry E. Williams
Principal Executive Officer,
Chief Executive Officer, President and Chief Operating Officer

By:	/s/ Don R. Hedquist
Don R. Hedquist
Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Audit Committee and Board of Directors

Ballistic Recovery Systems, Inc. and Subsidiary

St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Ballistic Recovery Systems, Inc. and Subsidiary as of September 30, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ballistic Recovery Systems, Inc. and Subsidiary as of September 30, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

November 22, 2005

Ballistic Recovery Systems, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$103,102	$1,314,557
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000, respectively	457,808	402,113
Note receivable – shareholder	4,036	12,500
Inventories	1,460,919	1,132,496
Deferred tax asset – current portion	160,700	252,700
Income taxes receivable	230,544	—
Prepaid expenses	61,517	44,025
Total current assets	2,478,626	3,158,391

Furniture, fixtures and leasehold improvements	942,475	591,767
Less accumulated depreciation and amortization	(357,207)	(292,164)
Furniture, fixtures and leasehold improvements – net	585,268	299,603

Other assets:
Patents, net of accumulated amortization of $10,739 and $10,053, respectively	925	1,611
Goodwill	103,774	—
Deferred tax asset – net of current portion	1,296,700	—
Long-term prepaid expenses	28,269	53,120
Covenants not to compete, net of accumulated amortization of $448,149 and $335,908, respectively	156,862	43,530
Total other assets	1,586,530	98,261

Total assets	$4,650,424	$3,556,255

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2005 and 2004

	2005	2004
Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit – bank	$204,715	$—
Current portion of long-term debt	153,951	—
Current portion of covenants not to compete, shareholder	87,672	45,255
Accounts payable	305,297	173,515
Customer deposits	125,255	79,061
Accrued payroll	88,561	100,451
Other accrued liabilities	183,870	342,635

Total current liabilities	1,149,321	740,917

Long-term debt, less current portion	1,046,049	—
Covenants not to compete, shareholder, less current portion	7,068	4,000

Total liabilities	2,202,438	744,917

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 7,685,434 and 6,844,284 shares, respectively, issued and outstanding)	76,854	68,443
Additional paid-in capital	5,782,590	3,838,132
Accumulated deficit	(3,411,458)	(1,095,237)
Total shareholders’ equity	2,447,986	2,811,338

Total liabilities and shareholders’ equity	$4,650,424	$3,556,255

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended September 30, 2005 and 2004

	2005	2004
Sales	$8,115,544	$6,558,551
Cost of sales	5,003,519	4,252,531

Gross profit	3,112,025	2,306,020

Selling, general and administrative	2,383,261	1,494,447
Research and development	357,702	272,782
Legal settlements	2,010,000	—
Intangible amortization	112,241	35,519

Income (loss) from operations	(1,751,179)	503,272

Other income (expense):
Interest expense	(24,630)	(7,875)
Other income	13,045	4,377

Income (loss) before income taxes	(1,762,764)	499,774

Income taxes expense (benefit)	(643,000)	198,300

Net income (loss)	$(1,119,764)	$301,474

Basic earnings (loss) per common share	$(0.15)	$0.05

Weighted average number of shares outstanding – Basic	7,320,328	6,577,281

Diluted earnings (loss) per common share	$(0.15)	$0.04

Weighted average number of shares outstanding – Diluted	7,320,328	6,910,530

Dividends per share	$0.1634	$0.1255

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2005 and 2004

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2003	6,245,929	$62,459	$2,784,635	$(576,534)	$2,270,560

Issuance of common stock in cashless transactions	27,105	271	(271)	—	—
Stock warrant exercise	500,000	5,000	557,500	—	562,500
Stock option exercises for cash	21,250	213	9,787	—	10,000
Stock option exercises under note receivable – shareholder	50,000	500	12,000	—	12,500
Expenses from stock based transaction	—	—	474,481	—	474,481
Dividend declaration	—	—	—	(820,177)	(820,177)
Net income	—	—	—	301,474	301,474

Balance September 30, 2004	6,844,284	68,443	3,838,132	(1,095,237)	2,811,338

Issuance of common stock in lieu of cash for general and administrative expense	31,150	311	69,776	—	70,087
Stock warrant exercise	650,000	6,500	806,000	—	812,500
Income tax benefit associated with exercise of common stock warrants and options	—	—	830,000	—	830,000
Stock option exercises for cash	160,000	1,600	169,476	—	171,076
Expenses from stock based transaction	—	—	69,206	—	69,206
Dividend declaration	—	—	—	(1,196,457)	(1,196,457)
Net loss	—	—	—	(1,119,764)	(1,119,764)

Balance September 30, 2005	7,685,434	$76,854	$5,782,590	$(3,411,458)	$2,447,986

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary

Consolidated Statements of Cash Flow

For the Years Ended September 30, 2005 and 2004

	2005	2004
Cash flows from operating activity:
Net income (loss)	$(1,119,764)	$301,474
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	(374,700)	(138,700)
Depreciation and amortization	102,476	85,813
Amortization of covenants not to compete	112,241	35,519
Expense from stock based transaction – warrant	—	474,481
Expense from stock based transaction – employee	69,206	—
Issuance of stock in lieu of cash	70,087	—
Loss on retirement of furniture and equipment	2,435	—
Litigation settlement financed by long term debt	1,200,000	—
(Increase) decrease in:
Accounts receivable, net	(55,695)	(75,792)
Inventories	(328,423)	(14,306)
Income taxes receivable	(230,544)	—
Prepaid expenses	(17,492)	16,670
Long-term prepaid expenses	24,851	24,852
Increase (decrease) in:
Accounts payable	131,782	50,801
Customer deposits	46,194	(37,766)
Accrued payroll and other accrued liabilities	(170,655)	141,442

Net cash from operating activities	(538,001)	864,488

Cash flows from investing activities:
Capital expenditures	(251,328)	(124,189)
Purchase of assets of Paranetics Technology, Inc.	(242,336)	—

Net cash from investing activities	(493,664)	(124,189)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	812,500	562,500
Proceeds from exercise of common stock options	171,076	10,000
Net proceeds from borrowings under line of credit - bank	204,715	—
Principal payments on covenant not to compete	(171,624)	(40,560)
Dividends paid	(1,196,457)	(820,177)

Net cash from financing activities	(179,790)	(288,237)

Increase (decrease) in cash and cash equivalents	(1,211,455)	452,062
Cash and cash equivalents - beginning of year	1,314,557	862,495

Cash and cash equivalents - end of year	$103,102	$1,314,557

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2005 and 2004

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

2.     Summary of Significant Accounting Policies

Principles of Consolidation

In September 2005, the Company formed its wholly-owned subsidiary, BRS de Mexico S.A. de C.V.  The consolidated financial statements include the wholly-owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash Concentrations

Bank balances exceeded federally insured levels during 2005 and 2004 and exceeded federally insured levels as of September 30, 2004.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Cash and Cash Equivalents

Short-term investments with an original maturity of three months or less are considered to be cash equivalents and are stated at their fair value.

Accounts Receivable, credit risk and allowance for doubtful accounts

The Company sells its products to domestic and foreign companies.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both September 30, 2005 and 2004.  The Company’s contract research and development projects are billed to its customers on an uncollateralized credit basis.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design, which represented 74.7% of the Company’s total sales for fiscal year 2005 and 73.9% of the Company’s total sales for fiscal year 2004.  This customer also accounted for 90% (or $413,000) and 91% (or $325,000) of accounts receivable at September 30, 2005 and 2004, respectively.  The Company supplies parachute systems to Cirrus Design from the Company’s general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer.  The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, alternative dealers or distributors can be established.

Valuation of Inventories

The Company’s inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  The Company maintains a standard costing system for inventories.  Assumptions with respect to direct labor utilization, standard direct and indirect cost rates, vendor pricing and utilization of factory capacities are formulated in the development of the standard costing system.  Sudden or continuing changes in the Company’s product markets could result in significant production variances from the standard rates.  These variances could directly impact gross profit performance and may cause variability in gross profit results from reporting period to reporting period.  Labor and overhead rates are set for production rates that match typical market conditions.  Production variances are charged to cost of sales each quarter as incurred.  Material standards are based upon normal purchase volumes.  Purchase price variances are charged to cost of sales each quarter as incurred.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods.  Significant assumptions, with respect to market trends and customer product acceptance are utilized to formulate the provision methods.  Sudden or continuing downward changes in the Company’s product markets may cause the Company to record additional inventory revaluation charges in future periods.  No write-off provision was made to inventories for the years ended September 30, 2005 and 2004.

Customer Deposits

The Company requires order deposits from most of its domestic and international customers.  These deposits represent either partial or complete down payments for orders.  These down payments are recorded as customer deposits.  The deposits are recognized as revenue when the product is shipped.

Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes.  The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards No. (SFAS) 109.  Temporary differences relate primarily to: stock based compensation; allowances for doubtful accounts; inventory valuation allowances; depreciation; valuation of warrants issued to a customer; net operating loss; and accrued expenses not currently deductible. Deferred income tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years for equipment and ten years for the airplane. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is expensed as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.  Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, or the estimated useful life of the assets.

Goodwill

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets related to the carrying amount of goodwill and other intangible assets.  Goodwill will be tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists.  The Company has concluded that no impairment of goodwill or other intangible assets exists as of September 30, 2005.

Intangibles

Patents are recorded at cost and are being amortized on a straight-line method over 17 years.  The covenants not to compete are recorded at cost and are being amortized using the straight-line method over the terms of the agreement which range from two to fifteen years.  The weighted average life of the covenants not to compete is 2.5 years at September 30, 2005.

Components of intangible assets are as follows:

	September 30, 2005		September 30, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:

Patents	$11,664	$10,739	$11,664	$10,053
Covenants not to compete	$605,011	$448,149	$379,438	$335,908

Amortization expense of intangible assets was $112,927 and $36,206 for the years ended September 30, 2005 and 2004, respectively.  Amortization expense is estimated to approximate $122,326, $18,492, $8,854, $8,115 and $0 for the years ending September 30, 2006, 2007, 2008, 2009 and 2010, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission, Staff Accounting Bulletin No. 104, “Revenue Recognition”.  The Company recognizes revenue on product sales upon shipment to customers.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company’s consolidated financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the years ended September 30, 2005 and 2004, net income (loss) and comprehensive income (loss) were equivalent.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure of the estimated fair value of financial instruments as follows:

Short-term Assets and Liabilities:

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

Long-term Debt and Covenants Not to Compete:

The fair value of long-term debt and covenants not to compete approximate their carrying value because the terms are equivalent to borrowing rates currently available to the Company for debt with similar terms and maturities.

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

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation.  However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts.  The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25.  By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income (loss) applicable to common shares and earnings (loss) per common share (basic and diluted) for plan options would have been decreased to the pro forma amounts indicated below.

	Fiscal Year ended September 30,
	2005	2004
Net Income (loss):
As reported	$(1,119,764)	$301,474
Pro forma	$(1,119,764)	$301,474

Basic earnings (loss) per common share:
As reported	$(0.15)	$0.05
Pro forma	$(0.15)	$0.05

Diluted earnings (loss) per common share:
As reported	$(0.15)	$0.04
Pro forma	$(0.15)	$0.04

Stock based compensation:
As reported	$69,206	$474,481
Pro forma	—	—

No options were granted or vested during fiscal years 2005 and 2004.

Earnings (loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 0 and 333,249 shares of dilutive securities for the years ended September 30, 2005 and 2004, respectively.  The stock based compensation in fiscal 2005 related to a modification of stock options and in fiscal 2004 related to non-employee warrants.

Following is a reconciliation of basic and diluted earnings (loss) per common share for fiscal years ended September 30, 2005 and 2004, respectively:

	Fiscal Year ended September 30,
	2005	2004
Earnings (loss) per common share – basic:

Net income (loss)	$(1,119,764)	$301,474

Weighted average shares outstanding	7,320,328	6,577,281

Earnings (loss) per common share – basic	$(0.15)	$0.05

Earnings (loss) per common share – diluted:

Net income (loss)	$(1,119,764)	$301,474

Weighted average shares outstanding	7,320,328	6,577,281
Common stock equivalents	0	333,249

Weighted average shares and potential diluted shares outstanding	7,320,328	6,910,530

Earnings (loss) per common share – diluted	$(0.15)	$0.04

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

In the year ended September 30, 2005, 150,000 options were excluded from the computation of diluted loss per share since their effect was anti-dilutive with the current year loss.

No options were excluded from the computation of diluted earnings per share for the year ended September 30, 2004.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (SFAS No. 153) which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

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

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ consolidated financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising Expenses

Non-direct response advertising expenses are recognized in the period incurred.  Non-direct response advertising expenses totaled $40,805 in 2005 and $45,399 in 2004.

Legal Costs

The Company expenses its legal costs as incurred.

Shipping and Handling Costs

The Company records amounts being charged to customers for shipping and handling as sales and costs incurred in cost of sales.

3.     New Product Development, Research and Development Funding and Income Recognition

In 1994, the Company entered into an agreement with Cirrus Design, a privately held company that began development and certification of a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus Design SR20, on October 23, 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus Design began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard equipment component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.  The SR22 became the third of the Company’s products to have received FAA certification (the BRS-150 and SR20 products being the others).  For fiscal year 2005, 74.7% of the Company’s total revenues were generated from sales to Cirrus Design.

In fiscal year 2001 the Company began development of a parachute system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding from a third party investor, which took the form of equity and project specific funding, to develop and test such a recovery system.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.  The Company made its first customer delivery in September 2002 with 14 total systems installed through the end of fiscal year 2005.

Near the end of fiscal year 2004, the Company finalized development of a parachute recovery system for the Cessna 182 model aircraft, which is called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  The Company received the Supplemental Type Certificate or STC from the FAA on June 25, 2004.

This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company sales and marketing efforts have resulted in the sale and delivery of 20 BRS-182 units through the end of fiscal year 2005.

Recreational aviation products include products designed and manufactured for use on unregistered aircraft such as ultralights and aircraft registered with the FAA as experimental.  Like the general aviation product, these recreational aviation products are designed to prevent or reduce bodily injury to the human occupant.  The Company manufactures these products and sells them directly to individuals and through dealers and distributors who also market and sell the aircraft and related products.  The Company currently works with approximately 30 dealers and distributors worldwide.  Sales to international customers accounted for 48.0% and 45.0% of recreational aviation product sales for the years ended September 30, 2005 and 2004, respectively.

New Federal Light Sport Aircraft (LSA) regulations were approved on December 24, 2004 regulating airplanes that weigh less than 1,320 lbs.  Management believes that these regulations may positively affect the Company’s future recreational aviation product sales if LSA sales increase in the United States as a result of these regulatory changes and the Company develops and manufactures compatible products.

Many LSA aircraft were developed around existing eastern European aircraft designs, some of which, but not all, have a BRS installation.  The LSA category currently has 14 approved airplane types and the Company is in development of installation designs for several of these aircraft.  While the Company has developed solid relationships with US-based distributors and manufacturers of LSA aircraft, our relationships with European manufacturers needs to be improved.  Flight Design CT of Germany has contracted to add BRS systems on every US-delivered airplane as standard equipment.  No assurances can be given that these new regulations will have a positive impact on sales of the Company’s recreational aircraft products or that the European manufacturers will accept the Company’s design suggestions.

The Company has implemented plans to expand market penetration for the domestic market for recreational aircraft products with the restructuring of its distribution network and adjusting pricing schedules.  However the recreational aircraft market has been affected by the delay in implementing the LSA regulations.  If the Company completes LSA installation designs in a timely fashion on the more successful LSA aircraft, the Company expects increased sales due to incremental unit volume.  No assurances can be made that such plans, if implemented, will have a material impact on the Company’s recreational aircraft product sales.

Contract research and development has allowed the Company to expand its product line and expertise in whole-aircraft recovery systems. It has been and will continue to be a goal of the Company to receive outside funding for its research and development activities to supplement its own financial commitment.  No assurance can be made that research and development expenditures will be funded by third parties.

4.     Purchase and Supply Agreement

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus, the manufacturer of the SR20 and SR22 aircraft that utilize the Company’s parachute system as standard equipment.  Under the Agreement, Cirrus was issued four warrants to acquire an aggregate of up to 1.4 million shares of unregistered Company common stock.  In order to execute the warrants, Cirrus was required to meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over the subsequent five years. Cirrus met their minimum purchase commitment for the first warrant period, but did not exercise the warrant to purchase 250,000 shares of common stock which expired on February 28, 2003. Cirrus met their minimum purchase commitment for warrant periods two and three, and exercised warrants to purchase an aggregate of 500,000 shares of common stock on February 29, 2004, for an aggregate exercise price of $562,500.  Cirrus met their minimum purchase commitment for warrant period four in 2004 and exercised a warrant for 650,000 shares of common stock on February 23, 2005 for an aggregate exercise price of $812,500.  Cirrus currently owns 14.96%, of the outstanding shares of BRS common stock.

Pursuant to Emerging Issues Task Force (EITF 96-18), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” and EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” the Company recorded a reduction in sales related to the warrants earned by Cirrus during fiscal year 2004. The warrant relating to the fourth period was earned and exercisable at June 2004, and therefore no reductions in sales were necessary for fiscal year 2005.  Sales were reduced by $474,831 for the year ended September 30, 2004.

5.     Covenants Not to Compete

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

On August 16, 2004, the Company extended the non-compete period by five additional years in exchange for the exercise of stock options held by SCI’s president under a stock subscription agreement backed by a promissory note.  The note had a principal sum of $12,500 together with aggregate interest on the unpaid principal balance of $2,500.  Payments under the note begin July 1, 2005 and continue monthly with a final maturity date of October 1, 2005.  The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over a range of two to 15 years as shown in the accompanying consolidated financial statements.

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

Mr. Thomas agreed, for a two year period, not to 1) call on or solicit Company customers, 2) directly or indirectly, become employed by, consult with, manage, own or operate any business engaged in the design, manufacturing, marketing or distribution of (i) emergency parachute recovery systems for recreational, general and commercial aviation aircraft and unmanned aircraft or (ii) general aviation aircraft.  Mr. Thomas also agreed not to divulge any trade secrets or confidential information regarding the Company.  In exchange for such Resignation Agreement, the Company agreed to pay Mr. Thomas an aggregate of $230,000; $60,000 of which was paid 15 days after execution of the Agreement and $170,000 of which would be paid over a 24 month period ($7,083 per month) during the compliance of Mr. Thomas’ non-competition /non-disclosure requirements.  The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over two years as shown in the accompanying consolidated financial statements.

Future payments under these agreements are as follows:

Fiscal Year	Future Dollars	Present Dollars
2006	$89,036	$87,672
2007	7,083	7,068
	$96,119	$94,740

6.     Other Financial Information

Inventories

The components of inventory consist of the following at September 30:

	2005	2004
Raw materials	$1,162,175	$778,707
Work in process	252,225	325,561
Finished goods	46,519	28,228
Total inventories	$1,460,919	$1,132,496

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at September 30:

	2005	2004
Office furniture and equipment	$293,930	$237,587
Manufacturing equipment	383,078	260,307
Airplane	265,467	93,873
Total fixed assets	$942,475	$591,767

Depreciation Expense

Depreciation expense totaled $101,790 in 2005 and $85,126 in 2004.

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

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at September 30:

	2005	2004
Bonus and Profit Sharing Plan Accrual	$44,530	$132,733
Income Tax Accrual	—	182,602
Contingency Accrual	80,000	—
Other Miscellaneous Accruals	59,340	27,300
	$183,870	$342,635

Export Sales

The Company’s international sales are made through independent representatives in various foreign countries.  International sales as a percentage of total sales were 9.6% in 2005 and 9.8% in 2004.

Major Suppliers

During the years ended September 30, 2005 and 2004, the Company purchased its parachutes from a certain key vendor. The Company manufactures its own ballistic devices, but the propellant for the ballistic devices is purchased from a single source.  In August 2004, the Company signed a three-year supply agreement with extensions with its propellant supplier.  The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company’s needs.

Related Parties

Through December 2003, the Company contracted with an officer/shareholder of the Company to coordinate its advertising.  At a future date the arrangement was cancelled.  Total advertising expenses were $45,399 for fiscal year 2004, with $15,100 of this total being paid to this individual.  There were no outstanding balances due to this related party as of September 30, 2004.  The Company did not incur any expenses to this related party during the year ended September 30, 2005.

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development.  Pursuant to this agreement, the term of which is six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum.  On March 16, 2005 the Company extended this agreement for 12 additional months.  Consulting expenses for Mr. Popov were $21,162 for the year ended September 30, 2005.

Also effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Thomas H. Adams, Jr.,

a director of the Company, pursuant to which Mr. Adams would provide certain consulting and advisory services to the Company relating to after market business development of the Company’s products.  Pursuant to this agreement, the term of which was six months, Mr. Adams was required to provide a minimum of 50 hours of services per month for $2,500 and shall be paid an additional $50 per hour for each hour over the 50 hour minimum.  On March 16, 2005 the Company extended this agreement for three months.  Consulting expenses for Mr. Adams were $10,323 for the year ended September 30, 2005.  This agreement has expired.

Also effective as of November 19, 2004, the Company entered into an Interim Services Agreement with Robert L. Nelson, the Company’s Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer, in connection with his consulting services as interim Chief Executive Officer, Chief Financial Officer and President while the Company pursued a candidate to fill those positions on a permanent basis.  The term of this agreement was three months, with an automatic renewal of three months unless otherwise agreed to in writing.  Mr. Nelson received $11,000 per month as a fee for his services during this Agreement.  Effective March 16, 2005, Mr. Nelson’s payment under this agreement was continued at $4,000 per month and this agreement was extended an additional two months.  Consulting expenses for Mr. Nelson were $49,000 for the year ended September 30, 2005.  This agreement has expired.

For all such agreements, the fees paid were and will be in addition to and independent of any fees or compensation owed to such directors in their capacity as non-employee directors.

Profit Sharing Plan

The Company adopted a pre-tax salary reduction plan, under the provisions of Section 401(k) of the Internal Revenue Code, in fiscal year 2000, which covers its full-time employees over age 21.  The Company will match 25% of the first 4% contributed by the employee.  Company match contributions made for the years ended September 30, 2005 and 2004, respectively, were $11,336 and $11,514.  The Company can also make discretionary profit sharing contributions.  Company contributions made at the discretion of management and the board of directors for the years ended September 30, 2005 and 2004, respectively, were $0 and $55,349.

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

Backlog of Orders

As of September 30, 2005 and 2004, the Company had a backlog of orders totaling approximately $940,000 and $1,842,000, respectively.  The backlogs included over $850,000 and $1.6 million of orders for the Cirrus Design aircraft for both periods, respectively.  This decrease in backlog is related to the timing of the receipt of purchase orders from Cirrus with respect to the Company’s fiscal year end and is unrelated to the volume of those orders received or anticipated on-going volumes from Cirrus.  The 2005 backlog is expected to be filled within 12 months.  Due to the backlog period involved, however, it is possible that there could be cancellations of a portion of the currently backlogged orders.  The Company expects to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders.  The Company cautions investors who may utilize published bookings and backlog information as tools to forecast the Company’s revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

7.     Line-of Credit Borrowings

The Company has a $500,000 line-of-credit with a bank on an annual renewal basis and is collateralized by all of the Company’s assets.  The current line-of-credit expires March 6, 2006.  The line calls for a variable interest rate of 6.97% at September 30, 2005.  At September 30, 2005, there was an outstanding balance of $204,715 under the line of credit.  At September 30, 2004, there was no outstanding balance under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.

8.   Long-Term Debt

In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount will be paid by BRS over a term of 8 years, although BRS has the right to pre-pay remaining amounts due at any time.  The terms of the agreements’ contain certain financial covenants.  The Company was in compliance with all financial covenants as of September 30, 2005.

The components of long-term debt consist of the following at September 30:

	2005	2004
Note payable – Parsons, principal and interest payments due in monthly installments of $17,281 including interest at 6.5%, through September 2010, collateralized by substantially all assets of the Company	$880,000	$—
Note payable – Parsons, interest only payments at 6.5% through September 2010, then principal and interest payments due in monthly installments of $9,808 including interest at 6.5%, from October 2010 through September 2013, collateralized by substantially all assets of the Company	320,000	—
Total long-term debt	1,200,000	—
Less: current portion	153,951	—
Long-term debt, net of current portion	$1,046,049	$—

Future minimum payments required at September 30, 2005 are as follows:

Fiscal Year	Amount
2006	$153,951
2007	164,262
2008	175,263
2009	187,000
2010	199,524
2011 and thereafter	320,000
$1,200,000

9.              Income Taxes

At September 30, 2005 and 2004, the Company had $2,051,683 and $0 in net operating loss carryforwards which will expire in 2025.  The provision for income taxes consisted of the following components for the years ended September 30:

	2005	2004
Current:
Federal	$(242,300)	$283,000
State	(26,000)	54,000
Deferred	(1,204,700)	(138,700)
Tax benefit of stock option and warrant exercises, credited to additional paid-in capital	830,000	—
	$(643,000)	$198,300

The tax benefit of $830,000 noted above, relates to compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

Components of net deferred income taxes are as follows at September 30:

	2005	2004
Deferred income tax assets:
Amortization	$24,700	$10,000
Allowance for doubtful accounts	4,000	4,000
Vacation accruals	24,200	23,000
Asset valuation reserves	39,600	40,000
Warrants related to purchase and supply agreement – see note 4	—	146,700
Net Operating Losses	729,700	—
Legal Settlement Accruals	510,000	—
Income Tax Credits	115,000	—
Other accruals	—	2,000
Inventory Section 263 adjustment	36,200	40,000
	1,483,400	265,700
Deferred income tax liabilities - depreciation	(26,000)	(13,000)
Net deferred income tax assets	$1,457,400	$252,700

Reconciliation between the statutory rate and the effective tax rate for the years ended September 30, is as follows:

	2005	2004
Federal statutory tax rate	(34.0)%	34.0%
State taxes, net of federal benefit	(6.3)	6.4
Other	3.8	(0.7)
Effective tax rate	(36.5)%	39.7%

10.  Shareholders’ Equity

Common Stock

During the year ended September 30, 2005, the Company issued 31,150 registered shares of common stock at $2.25 per share (the stock trading price on the date of issuance) for services rendered valued at $70,087.

Stock Options

In March 2004, the shareholders at their annual meeting approved the 2004 Stock Option Plan (the 2004 Plan), which provides for the granting of up to 600,000 options to officers, directors, employees and consultants for the purchase of stock.  No grants were made under this plan in fiscal years 2005 and 2004.

Stock option activity for the years ended September 30, 2005 and 2004 is as follows:

	Number of Shares	Option Price Range per Share
Balance at September 30, 2003	426,250	$0.25 to $1.38

Granted during fiscal year 2004	—	—
Converted to stock under cashless transaction	(35,000)	$0.50 to $0.69
Options exercised	(71,250)	$0.25 to $0.50
Expirations	(10,000)	$0.44

Balance at September 30, 2004	310,000	$0.44 to $1.38

Granted during fiscal year 2005	—	—
Converted to stock under cashless transaction	—	—
Options exercised	(160,000)	$0.44 to $1.38
Expirations	—	—

Balance at September 30, 2005	150,000	$0.91 to $1.38

Weighted average fair value of options granted during fiscal year 2005	—

Weighted average fair value of options granted during fiscal year 2004	—

At September 30, 2005:
Options vested and exercisable	150,000
Shares available for options	600,000

At September 30, 2004:
Options vested and exercisable	310,000
Shares available for options	600,000

The following tables summarize information about stock options outstanding and exercisable as of September 30, 2005:

Options Outstanding and Exercisable
		Weighted-Average	Weighted-Average
	Number	Remaining	Exercise
Exercise Price	Outstanding	Contractual Life	Price

$0.91	45,000	0.46	$0.91
$1.05	60,000	2.46	$1.05
$1.38	45,000	1.46	$1.38

$0.91 to $1.38	150,000	1.57	$1.11

Stock Warrants

On February 23, 2005 Cirrus Design exercised its warrant to purchase 650,000 shares of common stock pursuant to the Purchase and Supply Agreement dated September 17, 1999.  The exercise price related to this warrant was $1.25 per share for total consideration of $812,500.  There are no warrants outstanding as of September 30, 2005.

11.  Acquisitions

In September 2005, the Company completed the purchase through its subsidiary, BRS de Mexico S.A. de C.V., of certain assets of Paranetics Technology, Inc. (Paranetics) for the purpose of manufacturing parachutes and related components.

The acquisition of assets from Paranetics was pursuant to an Asset Purchase Agreements with a purchase price for the net assets of $204,695.  The Company financed the purchase with proceeds from borrowings under the line of credit with their bank.

SFAS No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  The acquisition of assets was accounted for under the purchase method of accounting and, accordingly, the purchase price allocated to property acquired was based on the estimated fair value as of the acquisition date.  The excess of the purchase price and expenses relating to the acquisition over the fair value of the assets received resulted in goodwill of $103,774.  The goodwill recorded is estimated to be deductible for income tax purposes.  The Company acquired the assets to help solidify the supply of parachutes for sport and General Aviation product lines.

12.  Commitments and Contingencies

Leases

The Company leases its production facility on an airport in South St. Paul, Minnesota. Total rental expense for this operating lease during 2005 and 2004 was $43,138 and $40,556, respectively.  The Company bought out the remaining portion of its five-year sublease with its landlord in September 2002.  This buyout resulted in short-term prepaid lease expense of $24,851 at September 30, 2005 and 2004, and long-term prepaid lease expense of $28,269 and $53,120, respectively, as reflected in the accompanying consolidated financial statements.  This buyout allowed the Company to become a direct lessee with the City of South St. Paul.  This lease expires December 31, 2007.

The Company leases a second facility on the same airport for use in research and development.  Total rental expense for this operating lease during 2005 and 2004 was $31,758 and $30,839, respectively.  This lease expires October 31, 2006.

Future minimum lease payments required on non-cancelable operating leases at September 30, 2005 are as follows:

Fiscal Year	Amount
2006	$43,782
2007	20,460
2008	4,585

Total	$68,827

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

The matters have been consolidated for purposes of discovery, which began in November 2003 and is scheduled to be completed by May 1, 2006, with the trials currently scheduled to commence later in 2006.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company will vigorously defend these matters.

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

In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount will be paid by BRS over a term of 8 years, although BRS has the right to pre-pay remaining amounts due at any time.

(c) In September 2004, an action against the Company has been commenced by the estate of Douglas Lefebvre arising from the crash of a Sabian Rans S-12XL near Mexican Hat, Utah on September 22, 2002.  Mr. Lefebvre was the passenger on the aircraft.  The Company reached a settlement with the Lefebvre estate on October 13, 2005 which resolves such litigation.  The amount of the settlement was accrued at September 30, 2005, and is not material to the consolidated financial position or results of the operations of the Company.  The terms of the settlement are confidential and do not have a material adverse impact on the Company.

(d) On September 16, 2005, an action was commenced against the Company by Robert Treat Rayner, in the Circuit Court of the 5th Judicial Circuit in and from Lake County Florida, File No. 04 CA 1749.  The Complaint alleges that plaintiff was injured when his ultralight aircraft crashed while being towed by another ultralight.  Plaintiff alleges that he deployed his BRS system, but that it failed to deploy properly.  BRS is undertaking an investigation of the claim and has responded to the suit.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  BRS believes that it has strong defenses to the suit and will vigorously defend against the claims.

13.  Supplemental Cash Flow Information

Cash paid for:	2005	2004
Interest	$21,380	$7,875
Income taxes	144,846	201,469

Summary of non-cash activity:

•                  The Company issued 50,000 shares of common stock on August 16, 2004 through the exercise of stock options in exchange for a note receivable in the amount of $12,500 plus interest.

•                  Options to acquire 35,000 shares of the Company’s common stock were converted into 27,105 shares of the Company’s common stock in cashless transactions during fiscal year 2004.

•                  The Company recognized a deferred tax benefit of $830,000 for stock option and warrant exercises, credited to additional paid-in capital during fiscal year 2005.

•                  The Company entered into a covenant not to compete agreement for $225,573 in exchange for a covenant not to compete payable during fiscal year 2005.

•                  The Company applied a covenant not to compete payable in the amount of $8,464 to a note receivable from shareholder during fiscal year 2005.