Form 10QSB
period 2005-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2006-02-14
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2005

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-15318

BALLISTIC RECOVERY SYSTEMS, INC.

(Exact name of issuer as specified in its charter)

Minnesota	41-1372079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Airport Road, South St. Paul, Minnesota	55075-3541
(Address of Principal Executive Offices)	(Zip Code)

(651) 457-7491

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 14, 2006, there were 7,700,434 outstanding shares of common stock, par value $0.01 per share.

Part I Financial Information – Item 1.  Consolidated Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	September 30, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$5,100	$103,102
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000 respectively	477,445	457,808
Note receivable - shareholder	—	4,036
Inventories	2,010,197	1,460,919
Deferred tax asset – current portion	111,236	160,700
Income taxes receivable	144,444	230,544
Prepaid expenses	110,861	61,517
Total current assets	2,859,283	2,478,626

Furniture, fixtures and leasehold improvements	1,021,160	942,475
Less accumulated depreciation and amortization	(392,984)	(357,207)
Furniture, fixtures and leasehold improvements – net	628,176	585,268

Other assets:
Patents, net of accumulated amortization of $10,911 and $10,739, respectively	754	925
Goodwill	103,774	103,774
Deferred tax asset – net of current portion	1,363,764	1,296,700
Long-term prepaid expenses	22,057	28,269
Covenant not to compete, net of accumulated amortization of $478,559 and $448,149, respectively	126,452	156,862
Total other assets	1,616,801	1,586,530

Total assets	$5,104,260	$4,650,424

See notes to consolidated financial statements.

	December 31, 2005	September 30, 2005
	(Unaudited)	(Audited)

Liabilities And Shareholders’ Equity
Current liabilities:
Cash in excess of bank balance	$62,962	$—
Line of credit – bank	457,796	204,715
Current portion of long-term debt	156,467	153,951
Current portion of covenant not to compete, shareholders	70,022	87,672
Accounts payable	620,358	305,297
Customer deposits	128,978	125,255
Accrued payroll	90,345	88,561
Other accrued liabilities	97,105	183,870
Total current liabilities	1,684,033	1,149,321

Long-term debt, less current portion	1,005,976	1,046,049
Covenant not to compete, shareholders, less current portion	—	7,068

Total Liabilities	2,690,009	2,202,438

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 7,685,434 and 7,685,434 shares, respectively, issued and outstanding)	76,854	76,854
Additional paid-in capital	5,782,590	5,782,590
Accumulated deficit	(3,445,193)	(3,411,458)
Total shareholders’ equity	2,414,251	2,447,986

Total liabilities and shareholders’ equity	$5,104,260	$4,650,424

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months ended December 31, 2005 and 2004

(UNAUDITED)

	2005	2004
Sales	$1,906,874	$1,866,623
Cost of sales	1,151,681	1,097,858

Gross profit	755,193	768,765

Selling, general and administrative	640,652	508,768
Research and development	108,114	82,429
Stock based compensation	—	69,206
Intangible amortization	30,410	21,011

Income (loss) from operations	(23,983)	87,351

Other income (expense):
Interest expense	(27,411)	(1,949)
Other income	59	1,749

Income (loss) before income taxes	(51,335)	87,151

Income tax (benefit) expense	(17,600)	35,296

Net income (loss)	$(33,735)	$51,855

Basic earnings (loss) per share	$0.00	$0.01

Weighted average number of shares outstanding – basic	7,685,434	6,847,708

Diluted earnings (loss) per share	$0.00	$0.01

Weighted average number of shares outstanding - diluted	7,685,434	7,287,353

Dividends per share	$0.00	$0.08

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended December 31, 2005 and 2004

(UNAUDITED)

	2005	2004
Cash flows from operating activity:
Net income (loss)	$(33,735)	$51,855
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	(17,600)	—
Depreciation and amortization	35,947	23,699
Amortization of covenant not to compete	30,410	21,011
Loss on disposal of furniture, fixtures and leasehold improvements	—	2,435
Expense from stock based compensation – employee	—	69,206
(Increase) decrease in:
Accounts receivable	(19,637)	123,794
Inventories	(549,278)	(44,800)
Prepaid income taxes	86,100	—
Prepaid expenses	(49,344)	(4,202)
Long-term prepaid expenses	6,212	6,212
Increase (decrease) in:
Accounts payable	315,061	51,864
Customer deposits	3,723	1,566
Accrued expenses	(84,981)	(134,094)

Net cash from operating activities	(277,122)	168,546

Cash flows from investing activities:
Capital expenditures	(78,684)	(8,974)

Net cash from investing activities	(78,684)	(8,974)

Cash flows from financing activities:
Cash in excess of bank balance	62,962	—
Net proceeds from borrowings under line of credit – bank	253,081	—
Principal payments on long-term debt	(37,557)	—
Proceeds from exercise of common stock options	—	9,625
Principal payments on covenant not to compete	(20,682)	(84,327)
Dividend payment	—	(547,543)

Net cash from financing activities	257,804	(622,245)

Increase (decrease) in cash and cash equivalents	(98,002)	(462,673)
Cash and cash equivalents - beginning of period	103,102	1,314,557

Cash and cash equivalents - end of period	$5,100	$851,884

Cash paid for (received from) taxes	$(86,100)	$100,721
Cash paid for interest	$24,431	$1,949
Summary of non-cash activity:
Issuance of covenant not to compete agreement	$—	$225,573
Covenant not to compete payable applied to note receivable from shareholder	$4,036	$—

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

(UNAUDITED)

A.            Summary of Significant Accounting Policies

Principles of Consolidation

In September 2005, the Company formed its wholly-owned subsidiary, BRS de Mexico S.A. de C.V.  The consolidated financial statements include the wholly-owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005, previously filed with the Securities and Exchange Commission.

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

Cash Concentrations

Bank balances exceeded federally insured levels during the first quarters of fiscal year 2005 and 2004.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Accounts Receivable, Credit Risk and Allowance for Doubtful Accounts

The Company sells its products to domestic and foreign customers.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  There were no accounts written off during the three months ended December 31, 2005 and 2004.  Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both December 31, 2005 and September 30, 2005.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 74.5% of the Company’s total sales for the three months ended December 31, 2005, as compared to 79.6% for the same prior year period.  This customer also accounted for 83% (or $395,605) and 90% (or $412,819) of accounts receivable at December 31, 2005 and September 30, 2005, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the three months ended December 31, 2005 or 2004.

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

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income (loss) applicable to common shares and net income (loss) per common share (basic and diluted) for plan options would not have changed as indicated below.

	Three Months Ended December 31,
	2005	2004

Net income (loss):
As reported	$(33,735)	$51,855
Pro forma	(33,735)	51,855

Basic net income (loss) per common share:
As reported	$(0.00)	$0.01
Pro forma	$(0.00)	$0.01

Diluted net income (loss) per common share:
As reported	$(0.00)	$0.01
Pro forma	$(0.00)	$0.01

Stock based compensation:
As reported	$0	$69,206
Pro forma	$0	$0

No employee options were granted or vested during the three months ended December 31, 2005 and 2004.  Had options been granted, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 150,000 and 439,945 shares of dilutive securities for the three months ended December 31, 2005 and 2004, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the three months ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 3,1
	2005	2004

Earnings (loss) per common share — basic:

Net income (loss)	$(33,735)	$51,855

Weighted average shares outstanding	7,685,434	6,847,708

Net income (loss) per common share — basic	0.00	0.01

Earnings (loss) per common share — diluted:

Net income (loss)	(33,735)	51,855

Weighted average shares outstanding	7,685,434	6,847,708

Common stock equivalents	0	439,945

Weighted average shares and potential diluted shares outstanding	7,685,434	7,287,353

Net income (loss) per common share — diluted	$(0.00)	$0.01

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants using the average market price during the fiscal year.

All outstanding options (150,000 shares) were excluded in the computation of common share equivalents for the three months ended December 31, 2005 since there was a loss for the quarter.

All outstanding options and warrants (945,000 shares) were included in the computation of common share equivalents for the three months ended December 31, 2004 because their respective exercise prices were less than the average market price of the common stock.

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

151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The Company evaluated and implemented SFAS No. 151 and did not have any abnormal costs during the three months ended December 31, 2005.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (SFAS No. 153) amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The adoption of SFAS No. 153 did not have a material effect on the consolidated financial statements.

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

Foreign Currency Translation and Transactions

The Company accounts for its transactions in its functional currency the U.S. dollar.  Foreign assets and liabilities will be translated into U.S. dollars using year-end exchange rates.  Equity will be translated at average historical exchange rates.  Results of operations will be translated using the average exchange rates throughout the year.  Translation gains or losses will be accumulated as a separate component of shareholders’ equity.  For the three months ended December 31, 2005, there were no foreign currency translation gains or losses.

B.            Covenants Not to Compete

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

On August 16, 2004, the Company extended the non-compete period by five additional years in exchange for the exercise of stock options held by SCI’s president under a stock subscription agreement backed by a promissory note.  The note has a principal sum of $12,500 together with aggregate interest on the unpaid principal balance of $2,500.  Payments under the note begin July 1, 2005 and continued monthly with a final maturity date of October 1, 2005.  The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over a total of fifteen years as shown in the accompanying financial statements.

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

Future payments under these agreements are as follows:

Fiscal Year	Future Dollars	Present Dollars
2006	63,750	62,953
2007	7,083	7,068
	$70,833	$70,021

C.            Other Financial Information

Inventories

The components of inventory consist of the following at December 31, 2005 and September 30, 2005:

	12/31/2005	09/30/2005
Raw materials	$1,634,180	$1,162,175
Work in process	338,136	252,225
Finished goods	37,881	46,519
Total inventories	$2,010,197	$1,460,919

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at December 31, 2005 and September 30, 2005:

	12/31/2005	09/30/2005
Office furniture and equipment	$309,726	$293,930
Manufacturing equipment	428,251	383,078
Airplane	283,183	265,467
Total furniture, fixtures and leasehold improvements	$1,021,160	$942,475

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at December 31, 2005 and September 30, 2005:

	12/31/2005	09/30/2005
Bonus and profit sharing plan accrual	$56,583	$44,530
Contingency Accrual	—	80,000
Other miscellaneous accruals	40,522	59,340
Total other accrued liabilities	$97,105	$183,870

Related Parties – Consulting Agreements with Directors

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development.  Pursuant to this agreement, the term of which is six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum.  On March 16, 2005 the Company extended this agreement for 12 additional months.  Consulting expenses for Mr. Popov were $5,275 for the first quarter of fiscal year 2006 and $21,162 for the year ended September 30, 2005.

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

Product Warranties

The Company offers its customers up to a one-year warranty on its products.  The warranty covers only manufacturing defects, which will be replaced or repaired by the Company at no charge to the customer.  The Company has not recorded an accrual for possible warranty claims and believes that the product warranties as offered will not have a material effect on the Company’s financial position, results of operations or cash flows.  Prior historical product warranties have been immaterial.

D.            Geographical Information

The Company has operations in South St. Paul, Minnesota and Mexico.  Information about the Company’s operations by geographical location are as follows for the quarter ended December 31, 2006:

	Minnesota	Mexico	Consolidated
Sales	$1,906,874	$—	$1,906,874
Gross profit	$755,193	$—	$755,193
Income (loss) from operations	$111,513	(135,496)	$(23,983)
Net income (loss)	$52,361	$(86,096)	$(33,735)

E.              Line-of-Credit Borrowings

The Company has a $500,000 line-of-credit with a bank on an annual renewal basis and is collateralized by all of the Company’s assets.  The current line-of-credit expires March 6, 2006.  The line calls for a variable interest rate of 7.56% and 6.97% at December 31, 2005 and September 30, 2005, respectively.  At December 31, 2005, there was an outstanding balance of $457,796 under the line of credit.  At September 30, 2005, there was an outstanding balance of $204,715 under the line of credit.  The Company expects to renew the line each year following the review of its financial results and projections with the bank.  The line-of-credit is subordinated to the long-term debt.

F.              Long-Term Debt

In July 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount will be paid by BRS over a term of 8 years, although BRS has the right to pre-pay remaining amounts due at any time.  The terms of the agreements’ contain certain financial covenants.  The Company was in violation of certain financial convenants of this debt agreement at December 31, 2005.  A waiver was obtained from the lender.  The Company was in compliance with all financial covenants as of September 30, 2005.

The components of long-term debt consist of the following at December 31, 2005 and September 30, 2005:

	12/31/2005	09/30/2005
Note payable – Parsons, principal and interest payments due in monthly installments of $17,281 including interest at 6.5%, through September 2010, collateralized by substantially all assets of the Company	$842,443	$880,000
Note payable – Parsons, interest only payments at 6.5% through September 2010, then principal and interest payments due in monthly installments of $9,808 including interest at 6.5%, from October 2010 through September 2013, collateralized by substantially all assets of the Company	320,000	320,000
Total long-term debt	1,162,443	1,200,000
Less: current portion	156,467	153,951
Long-term debt, net of current portion	$1,005,976	$1,046,049

Future minimum payments required at December 31, 2005 are as follows:

Fiscal Year	Amount
2006	$156,467
2007	166,945
2008	178,126
2009	190,056
2010	175,203
2011 and thereafter	295,646
$1,162,443

G.            Stock Options

During the first and second quarters of 2005, 140,000 stock options were exercised resulting in net proceeds to the Company of $143,476.  On October 14, 2004, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of common stock for one additional year.  Under FASB Interpretation No. 44 – FIN 44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s common stock and the exercise price of the options as of the date of the Resignation Agreement.  The expense for the stock based compensation was $0 and $69,206 for the three months ended December 31, 2005 and 2004, respectively.

H.            Commitments and Contingencies

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

The matters have been consolidated for purposes of discovery, which began in November 2003 and is expected to be completed by May 1, 2006, with the trials currently scheduled to commence later in 2006.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company will vigorously defend these matters.

(b) In September 2004, an action against the Company has been commenced by the estate of Douglas Lefebvre arising from the crash of a Sabian Rans S-12XL near Mexican Hat, Utah on September 22, 2002.  Mr. Lefebvre was the passenger on the aircraft.  The Company reached a settlement with the Lefebvre estate on October 13, 2005, and the action has been dismissed with prejudice.  The amount of the settlement was accrued at September 30, 2005, and is not material to the consolidated financial position or results of the operations of the Company.  The terms of the settlement are confidential and do not have a material adverse impact on the Company.  The amount was paid in December 2005.

(c) In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542.  The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California.  The action is in the very early stages of discovery and the Company cannot at this time state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be, if any.  The Company intends to vigorously defend this matter.

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

I.                 Dividend Payment

The Board of Directors examines the liquidity and capital requirements of the Company at each board meeting.  If in the judgment of the Board of Directors the Company has sufficient cash, the Board of Directors may declare a special dividend.  No dividend was declared or paid in the three months ended December 31, 2005.

J.              Subsequent Event

On February 3, 2006, the Company and Cirrus entered into an Amendment to the Purchase and Supply Agreement.  The Amendment amends certain sections of the Purchase and Supply Agreement between the parties dated September 17, 1999 as follows:

(a)                                  Term – The Term of the Agreement was extended to July 1, 2007 with an automatic renewal of 18 months until such time as either party gives the other party notice of termination which such notice shall be given 18 months in advance of termination.

(b)                                 Insurance and Indemnification – Cirrus agreed to maintain products liability insurance on the CAPS system, the parachute system whose components are directly or indirectly supplied by BRS.  Additionally, Cirrus agreed to indemnify BRS, except in certain limited circumstances, for all related product liability claims involving the CAPS system except claims for economic losses for damage or injury related solely to the aircraft.

(c)                                  Exclusively for 3,600 pound system – BRS also agreed to provide Cirrus limited exclusivity for a 3,600 pound CAPS system for a 12 month period beginning the date Cirrus introduces an airplane to the market that contains the 3,600 pound CAPS system.

(d)                                 Pricing – The parties agreed to amended pricing terms.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Sales

Sales for the first quarter of fiscal year 2006 were $1,906,874 compared to $1,866,623 for the first quarter of fiscal year 2005, an increase of $40,251 or 2.2%.  The Company’s recreational aircraft sales increased by $100,501, or 31.0%.  The Company’s general aviation products, which consist primarily of sales to Cirrus Design Corporation (“Cirrus”), decreased by $60,249, or 3.9%.  This decrease is due primarily to timing as Cirrus did not take delivery of any product for two weeks in December 2006.  For the first three months of fiscal year 2006, 74.5% of the Company’s total revenues were generated from sales to Cirrus.

The Company’s general aviation product is standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.  The Company delivered 134 and 154 units to Cirrus in the first quarter of fiscal year 2005 and 2004, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required, because of FAA certification, to include the Company’s parachute systems.  As of December 31, 2005, the Company had a backlog of orders from Cirrus totaling approximately $2.8 million.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to exceed fiscal year 2005 manufacturing volumes for its aircraft throughout fiscal year 2006.  As a result, the Company is forecasting growth in 2006 in its general aviation revenues.  No assurance can be given that general aviation revenues will increase as anticipated.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for the balance of fiscal year 2006.  Any negative impact on Cirrus’ sales could have a significantly negative impact on the Company’s revenues.

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus, the manufacturer of the SR20 and SR22 aircraft that utilize the Company’s parachute system as standard equipment.  On February 3, 2006, the Company and Cirrus entered into an Amendment to the Purchase and Supply Agreement.  The Amendment amends certain sections of the Purchase and Supply Agreement between the parties dated September 17, 1999 as follows:

(e)                                  Term – The Term of the Agreement was extended to July 1, 2007 with an automatic renewal of 18 months until such time as either party gives the other party notice of termination which such notice shall be given 18 months in advance of termination.

(f)                                    Insurance and Indemnification – Cirrus agreed to maintain products liability insurance on the CAPS system, the parachute system whose components are directly or indirectly supplied by BRS.  Additionally, Cirrus agreed to indemnify BRS, except in certain limited circumstances, for all related product liability claims involving the CAPS system except claims for economic losses for damage or injury related solely to the aircraft.

(g)                                 Exclusively for 3,600 pound system – BRS also agreed to provide Cirrus limited exclusivity for a 3,600 pound CAPS system for a 12 month period beginning the date Cirrus introduces an airplane to the market that contains the 3,600 pound CAPS system.

(h)                                 Pricing – The parties agreed to amended pricing terms.

In fiscal year 2001 the Company began development of a parachute system for the Cessna 172 model aircraft.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.  The Company made its first customer delivery in September 2002.  Company delivered one (1) BRS-172 system during the first three months of fiscal year 2006.  Since certified in July 2002, fourteen systems have been sold.

During fiscal year 2004, the Company developed a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The Company received the Supplemental Type Certificate (STC) from the FAA on June 25, 2004.  This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company delivered one (1) BRS-182 systems during the first three months of fiscal year 2006.  Since certified in June 2004, twenty-one systems have been sold.

On January 9, 2006, the Company received the STC from the FAA for the Symphony SA 160.  This latest approval, the Company’s fourth, is the first one available directly from the aircraft manufacturer as a factory-installed option.

The Company’s recreational aircraft product line sales, which largely consist of products for ultralight aircraft, increased by 31.0% during the first quarter of fiscal year 2006 compared to the first quarter of the prior fiscal year and accounted for 22.3% of the Company’s revenues for the first quarter of fiscal year 2006 versus 17.4 % of the Company’s revenues for the first quarter of the prior fiscal year 2005.  Like the general aviation product, these recreational aviation products are designed to prevent or reduce bodily injury to the human occupant.  The Company manufactures these products and sells them directly to individuals or through dealers and distributors who also market and sell the aircraft and related products.  The Company currently works with approximately 30 dealers and distributors worldwide.  Sales to international customers accounted for 54.2% and 55.8% of recreational aviation product sales for the three months ended December 31, 2005 and 2004, respectively.

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

Many LSA aircraft were developed around existing eastern European aircraft designs, some of which, but not all, have a BRS installation.  The LSA category currently has 14 approved airplane types and the Company is in development of installation designs for several of these aircraft.  Flight Design of Germany has contracted to add BRS systems on every US-delivered CT airplane as standard equipment.  No assurances can be given that these new regulations will have a positive impact on sales of the Company’s recreational aircraft products or that the European manufacturers will accept the Company’s design suggestions.

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

Gross Operating Margin

Gross operating margin as a percentage of revenues was 39.6% for the first quarter of fiscal year 2006 compared to 41.2% for the comparative quarter of fiscal year 2005.  The decrease in gross margin was due primarily to price reductions granted to Cirrus Design under terms of the Purchase and Supply Agreement between the two companies.  The Company expects to provide additional pricing reductions to its larger customers in the future and as a result, the gross margins could be impacted.  The decrease in gross margin was also due to increased costs associated with the start up of production costs in Mexico.  However, the Company anticipates cost savings and material cost reductions with the increase of production in Mexico, which began full production of two product lines in January 2006, and will continue to look for further savings and cost reductions on an ongoing basis.  The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 33.6% ($640,652) for the first quarter of fiscal year 2006 as compared to 27.3% ($508,768) for the first quarter of fiscal year 2005.  This net increase of $131,884 in selling, general and administrative costs consisted of an increase relating to the Mexico operations of $135,496 and a decrease relating to the U.S. operations of $3,612.

The increase in costs associated with the Mexico operation included relocating operations to a new building, setting up and production of test products and the testing of those products.  Beginning in January 2006, two product lines began full production in Mexico.

The decrease in costs associated with the U.S. operations included a decrease in consulting fees of $47,795, a decrease in contract labor of $26,510, and a decrease in Board of Directors fees of $13,000 that were incurred in the first quarter of fiscal year 2005 with the departure of the CEO and the search for his replacement.  These decreases were offset by an increase in salaries and wages of $62,179 and an increase in travel and lodging of $17,939 in 2006 with the hiring of a new CEO and CFO that were absent in 2005.

Research and Development, net

Research and development costs were 5.7% and 4.4% of sales for the first quarter of fiscal years 2006 and 2005, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  The Company has budgeted approximately $1,070,000 for research and development expenditures for fiscal 2006.

The Company has undertaken research and development on potential new products and services including enhancements to current products.  Such efforts may result in future offerings and model upgrades to existing products.  The development efforts are funded through current operations and it is unclear what impact, if any, these will have on future sales or financial performance of the Company.

Acquisitions

As part of the overall growth strategy of the Company, it is management’s intent to seek out, evaluate and execute strategic acquisitions to grow the product base and integrate operations with the primary focus on cost savings and product diversification.  Management cannot state at this point with any degree of certainty what the results of any pending acquisitions may be or the financial impact on Company operations.

Stock Based Compensation

During the first quarter 2005, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of Common Stock for one additional year.  Under FASB No. 44 - FIN#44 –

Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s common stock and the exercise price of the options as of the date of the Resignation Agreement.  The amount of expense recorded was $69,206 during the first quarter of fiscal year 2005.  The Company did not record any expense during the first quarter of fiscal year 2006.

Intangible Amortization

The Company records amortization expense related to the covenant not to compete agreements entered into with SCI and Mr. Thomas over the remaining life of the agreements.  Intangible amortization expense increased by $9,399 in the first quarter of 2006 over the same period in the prior year as a result of a full year of amortization and the Resignation Agreement entered into with Mr. Thomas in the first quarter of 2005.

Net Income and Earnings per Share

Income (loss) before income taxes as a percentage of revenues was (2.7)% and 4.7% for the first quarter of fiscal year 2006 and 2005, respectively.  This decrease in income ($138,486) primarily arises from the start-up costs of $135,496 associated in the Mexico operations.

Earnings per share were relatively consistent in the fiscal periods.  On a diluted earnings per share basis, net loss of $33,735 for the first quarter of fiscal year 2006 was (1.8)% of sales or $(0.00)  per share, as compared to net income of $51,855, which was 2.8% of sales or $0.01 per share for the prior fiscal year quarter.

Liquidity and Capital Resources:

As of December 31, 2005, the Company had a cash and cash equivalents of $5,100.  The Company has a secured line-of-credit for $500,000, which was increased in October 2003 from its previous level of $250,000.  The Company had a balance outstanding under the line-of-credit of $457,796 at December 31, 2005.  The relative low liquidity at December 31, 2005 can be attributed to increased accounts receivables as our largest customer, Cirrus Design, was slower than normal in making payments.  Since such time Management believes that cash from current business operations, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period.  However, our relative dependence upon Cirrus as a customer who accounts for approximately 75% of our revenues, makes our liquidity dependent, in large part, upon their ability to pay on a timely basis.  Any significant delay in payments from Cirrus could have an adverse impact on our business.

The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  The Company funds its non-contract research and development out of operations.

The Company anticipates a need to make continuing capital improvements to its current production facilities in both the US and Mexico and continued equipment and tooling upgrades, consistent with that of prior years.  The Company increased inventory at its Mexican facility during the first quarter of fiscal year 2006 as a result of a build-up for Mexico operations and further market penetration.  It is currently the intention of the Company to fund these expenditures through current operations as well as revenues generated by those units.

Prior to February 3, 2006, the Company did not have any product liability insurance.  As part of the Amendment to the Purchase and Supply Agreement with Cirrus entered into on February 6, 2006, Cirrus agreed to maintain products liability insurance on the CAPS system, the parachute system whose components are directly or indirectly supplied by BRS.  Additionally, Cirrus agreed to indemnify BRS, except in certain limited circumstances, for all related product liability claims involving the CAPS system except claims for economic losses for damage or injury related solely to the aircraft.  However, this indemnification and product liability insurance covering the CAPS system does not cover our existing products liability litigation.  In those cases, we are still responsible for ongoing litigation expenses and any potential adverse judgement.  A significant judgment against the Company in its existing litigation would have a material impact on the Company.  The Company has incurred approximately $79,000 in legal fees for first quarter of fiscal year 2006 attributable to all legal support matters and the defense of its pending lawsuits.

In July 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract.  BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount will be paid by BRS over a term of 8 years, although BRS has the right to pre-pay remaining amounts due at any time.  The terms of the notes require monthly payments of $18,952 for the first five years, and monthly payments of $9,808 for the final 3 years.

In addition, requirements under the Sarbanes-Oxley Act will require increased expenditures as the Company completes the final stages of its assessment over internal controls and the scope of our auditors work is expanded.

The Private Securities Litigation Reform Act of 1995 provides “safe harbor” for forward-looking statements.  Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system, the Cessna 172 system, the Symphony SA 160 system, the timing and impact of regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus Design, potential product liability claims and payment if such claims are successful, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations.

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Critical Accounting Policies and Estimates

Our discussion and analysis or results of operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, inventory valuations, the lives and continued usefulness of furniture, fixtures and leasehold improvements and contingencies.  Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The adoption of SFAS No. 151 did not have a material effect on the consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (SFAS No. 153) amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The adoption of SFAS No. 153 did not have a material effect on the consolidated financial statements.

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

ITEM 3.                                                     CONTROLS AND PROCEDURES

As of December 31, 2005, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer at the time concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the first quarter of fiscal year 2006, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The matters have been consolidated for purposes of discovery, which began in November 2003 and is expected to be completed by May 1, 2006, with the trials currently scheduled to commence later in 2006.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company will vigorously defend these matters.

(b) In September 2004, an action against the Company has been commenced by the estate of Douglas Lefebvre arising from the crash of a Sabian Rans S-12XL near Mexican Hat, Utah on September 22, 2002.  Mr. Lefebvre was the passenger on the aircraft.  The Company reached a settlement with the Lefebvre estate on October 13, 2005, and the action has been dismissed with prejudice.  The amount of the settlement was accrued at September 30, 2005, and is not material to the consolidated financial position or results of the operations of the Company.  The terms of the settlement are confidential and do not have a material adverse impact on the Company.  The amount was paid in December 2005.

(c) In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542.  The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California.  The action is in the very early stages of discovery and the Company cannot at this time state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be, if any.  The Company intends to vigorously defend this matter.

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

Date: February 14, 2006	/s/ Larry E. Williams
By Larry E. Williams
Principal Executive Officer

/s/ Don R. Hedquist
By Don R. Hedquist
Principal Accounting Officer