Form 10QSB
period 2006-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2006-05-22
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number  0-15318

BALLISTIC RECOVERY SYSTEMS, INC.

(Exact name of issuer as specified in its charter)

Minnesota	41-1372079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Airport Road, South St. Paul, Minnesota	55075-3541
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 10, 2006, there were 7,721,663 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (check one)        Yes  ☐   No ☒

Part I Financial Information – Item 1. Consolidated Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$90,703	$103,102
Accounts receivable - net of allowance for doubtful
accounts of $10,000 and $10,000 respectively	436,991	457,808
Note receivable – shareholder	—	4,036
Inventories	2,045,790	1,460,919
Deferred tax asset – current portion	112,800	160,700
Income taxes receivable	144,444	230,544
Prepaid expenses	125,741	61,517
Total current assets	2,956,469	2,478,626

Furniture, fixtures and leasehold improvements	1,037,054	942,475
Less accumulated depreciation and amortization	(430,038)	(357,207)
Furniture, fixtures and leasehold improvements – net	607,016	585,268

Other assets:
Patents, net of accumulated amortization of $11,082 and $10,739, respectively	582	925
Goodwill	103,774	103,774
Deferred tax asset – net of current portion	1,380,082	1,296,700
Long-term prepaid expenses	15,844	28,269
Covenant not to compete, net of accumulated amortization of $508,969 and $448,149, respectively	96,042	156,862
Total other assets	1,596,324	1,586,530

Total assets	$5,159,809	$4,650,424

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30, 2005
	(Unaudited)	(Audited)

Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit – bank	$505,960	$204,715
Current portion of long-term debt	155,512	153,951
Current portion of covenant not to compete, shareholders	49,170	87,672
Accounts payable	740,071	305,297
Customer deposits	129,078	125,255
Accrued payroll	68,166	88,561
Other accrued liabilities	128,593	183,870
Total current liabilities	1,776,550	1,149,321

Long-term debt, less current portion	969,431	1,046,049
Covenant not to compete, shareholders, less current portion	—	7,068

Total Liabilities	2,745,981	2,202,438

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized; 7,721,663 and 7,685,434 shares, respectively, issued and outstanding)	77,217	76,854
Additional paid-in capital	5,809,416	5,782,590
Accumulated deficit	(3,472,805)	(3,411,458)
Total shareholders’ equity	2,413,828	2,447,986

Total liabilities and shareholders’ equity	$5,159,809	$4,650,424

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months ended March 31, 2006 and 2005

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Sales	$2,366,069	$2,115,148	$4,272,943	$3,981,771
Cost of sales	1,458,822	1,263,650	2,610,503	2,361,508

Gross profit	907,247	851,498	1,662,440	1,620,263

Selling, general and administrative	742,255	608,593	1,382,907	1,117,361
Research and development	139,530	99,182	247,644	181,611
Stock based compensation	—	—	—	69,206
Intangible amortization	30,410	30,410	60,820	51,421

Income (loss) from operations	(4,948)	113,313	(28,931)	200,664

Other income (expense):
Interest expense	(40,589)	(1,884)	(68,000)	(3,833)
Other income (expense)	43	1,699	102	3,448

Income (loss) before income taxes	(45,494)	113,128	(96,829)	200,279

Income tax expense (benefit)	(17,882)	37,806	(35,482)	73,102

Net income (loss)	$(27,612)	$75,322	$(61,347)	$127,177

Basic earnings (loss) per share	$(0.00)	$0.01	$(0.01)	$0.02

Weighted average number of shares outstanding - basic	7,698,695	7,164,562	7,691,992	7,004,366

Diluted earnings (loss) per share	$(0.00)	$0.01	$(0.01)	$0.02

Weighted average number of shares outstanding - diluted	7,698,695	7,267,588	7,691,992	7,280,568

Dividends per share	$0.00	$0.085	$0.00	$0.165

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended March 31, 2006 and 2005

(UNAUDITED)

	2006	2005
Cash flows from operating activity:
Net income (loss)	$(61,347)	$127,177
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	(35,482)	—
Depreciation and amortization	73,173	47,514
Amortization of covenant not to compete	60,820	51,421
Loss on disposal of furniture, fixtures and leasehold improvements	—	2,435
Expense from stock based compensation – employee	—	69,206
(Increase) decrease in:
Accounts receivable	20,817	30,326
Inventories	(584,871)	(186,295)
Prepaid income taxes	86,100	—
Prepaid expenses	(64,224)	(10,250)
Long-term prepaid expenses	12,425
Increase (decrease) in:
Accounts payable	434,774	123,156
Customer deposits	3,823	15,465
Accrued expenses	(75,672)	(43,964)

Net cash from operating activities	(129,664)	226,191

Cash flows from investing activities:
Capital expenditures	(94,578)	(13,397)

Net cash from investing activities	(94,578)	(13,397)

Cash flows from financing activities:
Net proceeds from borrowings under line of credit – bank	301,245	—
Principal payments on long-term debt	(75,057)	—
Proceeds from exercise of common stock warrants		812,500
Proceeds from exercise of common stock options	27,189	143,476
Principal payments on covenant not to compete	(41,534)	(115,802)
Dividend payment	—	(547,543)

Net cash from financing activities	211,843	292,631

Increase (decrease) in cash and cash equivalents	(12,399)	505,425
Cash and cash equivalents - beginning of period	103,102	1,314,557

Cash and cash equivalents - end of period	$90,703	$1,819,982

Cash paid for (received from) taxes	$(86,100)	$144,846
Cash paid for interest	$61,090	$3,833
Summary of non-cash activity:
Dividends declared, not paid	$—	$648,914
Issuance of covenant not to compete agreement	$—	$225,573
Increase in deferred tax asset and additional paid-in capital for stock options and warrants exercised	$—	$830,000

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

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

Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005, previously filed with the Securities and Exchange Commission.

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

Cash Concentrations

Bank balances exceeded federally insured levels during the first two quarters of fiscal year 2006 and 2005. Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Accounts Receivable, Credit Risk and Allowance for Doubtful Accounts

The Company sells its products to domestic and foreign customers. The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible. There were no accounts written off during the three and six months ended March 31, 2006 and 2005. Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both March 31,

2006 and September 30, 2005. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 69.6% and 71.8% of the Company’s total sales for the three months and six months ended March 31, 2006, as compared to 72.1% and 75.6% for the same prior year periods. This customer also accounted for 67% (or $294,716) and 90% (or $412,819) of accounts receivable at March 31, 2006 and September 30, 2005, respectively. The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods. Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods. Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods. No write-off provision was made to our inventories for the three and six months ended March 31, 2006 or 2005.

Customer Deposits

The Company requires order deposits from most of its domestic and international customers. These deposits represent either partial or complete down payments for orders. These down payments are refundable and are recorded as customer deposits. The deposits are recognized as revenue when the product is shipped. The Company’s major customer, Cirrus, does not make order deposits.

Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under Statement of Financial Accounting Standards (SFAS) 109. Temporary differences relate primarily to: allowances for doubtful accounts; inventory valuation allowances; depreciation; net operating loss carryforwards and accrued expenses not currently deductible.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Net income (loss):

As reported	$(27,612)	$75,322	$(61,347)	$127,177
Pro forma	(27,612)	75,322	(61,347)	127,177

Basic net income (loss) per common share:
As reported	(0.00)	0.01	(0.01)	0.02
Pro forma	(0.00)	0.01	(0.01)	0.02

Diluted net income (loss) per common share:
As reported	(0.00)	0.01	(0.01)	0.02
Pro forma	(0.00)	0.01	(0.01)	0.02

Stock based compensation:
As reported	$0	$0	$0	$69,206
Pro forma	$0	$0	$0	$0

No employee options were granted or vested during the three and six months ended March 31, 2006 and 2005. Had options been granted, the fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 0 and 103,026 shares of dilutive securities for the three months ended March 31, 2006 and 2005, respectively. Weighted average shares outstanding-diluted includes 0 and 276,202 shares of dilutive securities for the six months ended March 31, 2006 and 2005, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the three months and six months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Earnings (loss) per common share — basic:

Net income (loss)	$(27,612)	$75,322	$(61,347)	$127,177

Weighted average shares outstanding	7,698,695	7,164,562	7,691,992	7,004,366

Net income (loss) per common share — basic	$(0.00)	$0.01	$(0.01)	$0.02

Earnings (loss) per common share - diluted:

Net income (loss)	$(27,612)	$75,322	$(61,347)	$127,177

Weighted average shares outstanding	7,698,695	7,164,562	7,691,992	7,004,366

Common stock equivalents	0	103,026	0	276,202

Weighted average shares and potential diluted shares outstanding	7,698,695	7,267,588	7,691,992	7,280,568

Net income (loss) per common share — diluted	$(0.00)	$0.01	$(0.01)	$0.02

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants using the average market price during the fiscal year.

All outstanding options (105,000 shares) were excluded in the computation of common share equivalents for the three and six months ended March 31, 2006 since there was a loss for the periods.

All outstanding options and warrants (170,000 shares) were included in the computation of common share equivalents for the three and six months ended March 31, 2005 because their respective exercise prices were less than the average market price of the common stock.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company evaluated and implemented SFAS No. 151 and did not have any abnormal costs during the three and six months ended March 31, 2006.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning October 1, 2006 we are required to expense the fair value of employee stock options and similar awards. As a public company we were allowed to select from two alternative transition methods, each having different reporting implications. The Company did not expect the adoption of SFAS No. 123R to have a material effect on the consolidated financial statements based on options outstanding at March 31, 2006 are fully vested.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on the consolidated financial statements.

Foreign Currency Translation and Transactions

The Company accounts for its transactions in its functional currency the U.S. dollar. Foreign assets and liabilities will be translated into U.S. dollars using year-end exchange rates. Equity will be translated at average historical exchange rates. Results of operations will be translated using the average exchange rates throughout the year. Translation gains or losses will be accumulated as a separate component of shareholders’ equity. For the three and six months ended March 31, 2006, there were no foreign currency translation gains or losses.

B.    Covenants Not to Compete

On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, and SCI’s president and majority shareholder entered into a ten-year covenant not to compete with the Company.  The payments required under this agreement contained a non-interest-bearing portion and a portion that bears interest at a rate below the Company’s incremental borrowing rate.  Under generally accepted accounting principles the future payments were discounted at the Company’s incremental borrowing rate. The 4% ten year note called for monthly payments of $4,036 through October 2005. This note has been paid in full.

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

Future payments under these agreements are as follows:

Fiscal Year	Future Dollars	Present Dollars
2006	42,500	42,102
2007	7,083	7,068
	$49,583	$49,170

C.    Other Financial Information

Inventories

The components of inventory consist of the following at March 31, 2006 and September 30, 2005:

	03/31/2006	09/30/2005
Raw materials	$1,670,476	$1,162,175
Work in process	347,588	252,225
Finished goods	27,726	46,519
Total inventories	$2,045,790	$1,460,919

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at March 31, 2006 and September 30, 2005:

	03/31/2006	09/30/2005
Office furniture and equipment	$309,726	$293,930
Manufacturing equipment	444,145	383,078
Airplane	283,183	265,467
Total furniture, fixtures and leasehold improvements	$1,037,054	$942,475

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at March 31, 2006 and September 30, 2005:

	03/31/2006	09/30/2005
Bonus and profit sharing plan accrual	$93,149	$44,530
Contingency Accrual	—	80,000
Other miscellaneous accruals	35,444	59,340
Total other accrued liabilities	$128,593	$183,870

Related Parties – Consulting Agreements with Directors

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development. Pursuant to this agreement, the term of which was six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum. On March 16, 2005, the Company extended this agreement for 12 additional months. On March 16, 2006, the Company extended this agreement for two additional years. Consulting expenses for Mr. Popov were $12,073 for the first and second quarter of fiscal year 2006 and $21,162 for the year ended September 30, 2005.

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

D.    Geographical Information

The Company has operations in South St. Paul, Minnesota and Tijuana, Mexico. Information about the Company’s operations by geographical location are as follows for first two quarters ended March 31, 2006. The Company did not have operations in Mexico until late September 2005, therefore there is no geographical information to disclose for 2005.

Six months ended March 31, 2006	Minnesota	Mexico	Consolidated
Total assets	$4,853,638	$306,171	$5,159,809
Sales	$4,223,508	$49,435	$4,272,943
Income (loss) from operations	$237,320	$(266,251)	$(28,931)
Net income (loss)	$107,723	$(169,070)	$(61,347)

Three months ended March 31, 2006	Minnesota	Mexico	Consolidated
Total assets	$4,853,638	$306,171	$5,159,809
Sales	$2,316,634	$49,435	$2,366,069
Income (loss) from operations	$125,807	(130,755)	$(4,948)
Net income (loss)	$55,362	$(82,974)	$(27,612)

E.     Line-of-Credit Borrowings

The Company has a $500,000 line-of-credit with a bank on an annual renewal basis and is collateralized by all of the Company’s assets. The current line-of-credit expires September 6, 2006. The line calls for a variable interest rate of 7.89% and 6.97% at March 31, 2006 and September 30, 2005, respectively. At March 31, 2006, there was an outstanding balance of $505,960, including accrued interest, under the line of credit. At September 30, 2005, there was an outstanding balance of $204,715 under the line of credit. The Company expects to renew the line each year following the review of its financial results and projections with the bank. Of the $500,000 line-of-credit, the first $300,000 is senior to the long-term debt owed to Parsons and Aerospace (see Note F) and the remaining $200,000 of the line-of-credit is subordinated to the long-term debt.

F.     Long-Term Debt

In July 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount will be paid by BRS over a term of 8 years, although BRS has the right to pre-pay remaining amounts due at any time. The terms of the agreements’ contain certain financial covenants. The Company was in violation of certain financial covenants of this debt agreement at March 31, 2006. A waiver was obtained from the creditor. The Company was in compliance with all financial covenants as of September 30, 2005. In the event the Company were in default under the settlement agreement for a period of time as provided in the settlement agreement, the amount owed to Parsons and Aerospace Marketing would revert to $3.4 million minus amounts already paid under the settlement agreement.

The components of long-term debt consist of the following at December 31, 2005 and September 30, 2005:

	03/31/2006	09/30/2005
Note payable – Parsons, principal and interest payments due in monthly installments of $17,281 including interest at 6.5%, through September 2010, collateralized by substantially all assets of the Company	$804,943	$880,000

Note payable – Parsons, interest only payments at 6.5% through September 2010, then principal and interest payments due in monthly installments of $9,808 including interest at 6.5%, from October 2010 through September 2013, collateralized by substantially all assets of the Company	320,000	320,000

Total long-term debt	1,124,943	1,200,000

Less: current portion	155,512	153,951

Long-term debt, net of current portion	$969,431	$1,046,049

Future minimum payments required at March 31, 2006 are as follows:

Fiscal Year	Amount
2006	$155,512
2007	168,002
2008	181,494
2009	196,071
2010	152,183
2011 and thereafter	271,681
$1,124,943

G.    Stock Options

During the second quarter of 2006, 30,000 stock options were exercised resulting in net proceeds to the Company of $27,189. In addition, the Company retired 8,771 shares and the proceeds were used to exercise an additional 15,000 stock options.

During the six months ended March 31, 2006, 140,000 stock options were exercised resulting in net proceeds to the Company of $143,476. On October 14, 2004, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of common stock for one additional year. Under FASB Interpretation No. 44 – FIN 44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s common stock and the exercise price of the options as of the date of the Resignation Agreement. The expense for the stock based compensation was $0 and $69,206 for the six months ended March 31, 2006 and 2005, respectively.

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

The matters have been consolidated for purposes of discovery, which began in November 2003 and is expected to be completed by November 1, 2006, with the trials currently scheduled to commence later in 2007. At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company will vigorously defend these matters.

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

I.      Dividend Payment

The Board of Directors examines the liquidity and capital requirements of the Company at each board meeting. If in the judgment of the Board of Directors they may declare a special dividend. No dividend was declared or paid in the three and six months ended March 31, 2006.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Sales

Sales for the second quarter of fiscal year 2006 were $2,366,069 compared to $2,115,148 for the second quarter of fiscal year 2005, an increase of $250,921 or 11.9%. On a year to date basis, sales were $4,272,943 for the first six months of fiscal year 2006, compared to $3,981,771 for the first six months of fiscal year 2005, an increase of $291,172 or 7.3%. The Company’s recreational aircraft sales increased by $214,456, or 49.3%, for the second quarter of fiscal year 2006 over 2005, and increased by $314,956, or 41.5%, for the first six months of fiscal year 2006 over 2005. The Company’s general aviation products, which consist primarily of sales to Cirrus Design Corporation (“Cirrus”), decreased by $13,563, or 0.8%, for the second quarter and decreased by $73,219, or 2.3% year to date. This year to date decrease of $73,219 consisted of an increase in sales to Cirrus of $21,657 and a decrease in other general aviation sales of $94,876. For the second quarter of fiscal year 2006, 69.6% of the Company’s total revenues were generated from sales to Cirrus.

The Company’s general aviation product is standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.   The Company delivered 186 and 160 units to Cirrus in the second quarter of fiscal year 2006 and 2005, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required, because of FAA certification, to include the Company’s parachute systems.  As of March 31, 2006, the Company had a backlog of orders from Cirrus totaling approximately $4.6 million. The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to exceed fiscal year 2005 manufacturing volumes for its aircraft throughout fiscal year 2006.  As a result, the Company is forecasting growth in 2006 in its general aviation revenues. No assurance can be given that general aviation revenues will increase as anticipated. Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for the balance of fiscal year 2006.  Any negative impact on Cirrus’ sales could have a significantly negative impact on the Company’s revenues.

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus, the manufacturer of the SR20 and SR22 aircraft that utilize the Company’s parachute system as standard equipment. On February 3, 2006, the Company and Cirrus entered into an Amendment to the Purchase and Supply Agreement. The Amendment amends certain sections of the Purchase and Supply Agreement between the parties dated September 17, 1999 as follows:

•              Term – The Term of the Agreement was extended to July 1, 2007 with an automatic renewal of 18 months until such time as either party gives the other party notice of termination which such notice shall be given 18 months in advance of termination.

•              Insurance and Indemnification – Cirrus agreed to maintain products liability insurance on the CAPS system, the parachute system whose components are directly or indirectly supplied by BRS. Additionally, Cirrus agreed to indemnify BRS, except in certain limited circumstances, for all related product liability claims involving the CAPS system except claims for economic losses for damage or injury related solely to the aircraft.

•              Exclusively for 3,600 pound system – BRS also agreed to provide Cirrus limited exclusivity for a 3,600 pound CAPS system for a 12 month period beginning the date Cirrus introduces an airplane to the market that contains the 3,600 pound CAPS system.

•              Pricing – The parties agreed to amended pricing terms.

On January 9, 2006, the Company received the STC from the FAA for the Symphony SA 160. This latest approval, the Company’s fourth, is the first one available directly from the aircraft manufacturer as a factory-installed option. The first customer delivery and installation was completed in March 2006.

The Company’s recreational aircraft product line sales, which largely consist of products for sport aircraft, increased by 41.5% during the second quarter of fiscal year 2006 compared to the second quarter of the prior fiscal year and accounted for 25.4% of the Company’s revenues for the second quarter of fiscal year 2006 versus 19.1% of the Company’s revenues for the second quarter of the prior fiscal year 2005.  Like the general aviation product, these recreational aviation products are designed to prevent or reduce bodily injury to the human occupant. The Company manufactures these products and sells them directly to individuals or through dealers and distributors who also market and sell the aircraft and related products. The Company currently works with approximately 62 dealers and distributors worldwide. Sales to international customers accounted for 43.6% and 54.9% of recreational aviation product sales for the three months ended March 31, 2006 and 2005, respectively.

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

Many LSA aircraft were developed around existing eastern European aircraft designs, some of which, but not all, have a BRS installation. The LSA category currently has 32 approved airplane types and the Company is in development of installation designs for 14 of these aircraft. Flight Design of Germany has contracted to add BRS systems on every US-delivered CT airplane as standard equipment. No assurances can be given that these new regulations will have a positive impact on sales of the Company’s recreational aircraft products or that the European manufacturers will accept the Company’s design suggestions.

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

Gross Operating Margin

Gross operating margin as a percentage of revenues was 38.3% for the second quarter of fiscal year 2006 compared to 40.3% for the comparative quarter of fiscal year 2005. On a year to date basis, the gross operating margin was 38.9% and 40.7% for fiscal years 2006 and 2005, respectively. The decrease in gross margin was due primarily to price reductions granted to Cirrus Design under terms of the Purchase and Supply Agreement between the two companies. The Company expects to provide additional pricing reductions to its larger customers in the future and as a result, the gross margins could be impacted. The decrease in gross margin was also due to increased costs associated with the start up of production costs in Mexico. However, the Company anticipates cost savings and material cost reductions with the increase of production in Mexico, which began full production of two product lines in January 2006, and will continue to look for further savings and cost reductions on an ongoing basis as the production of additional product lines moves to Mexico. The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 31.4% ($742,255) for the second quarter of fiscal year 2006 as compared to 28.8% ($608,593) for the second quarter of fiscal year 2005. On a year to date basis, these costs were 32.4% and 28.1% for fiscal years 2006 and 2005, respectively. This net increase for the second quarter of $133,662 in selling, general and administrative costs consisted primarily of insurance costs associated with the indemnification agreement with Cirrus totaling $87,920. Prior to February 3, 2006, there were no product liability costs as the Company did not maintain product liability insurance. The remaining increase relates to start-up costs in Mexico.

The increase in costs associated with the Mexico operation included relocating operations to a new building, setting up and production of test products and the testing of those products. Beginning in January 2006, two product lines, the 1350 and the 1050 canopies, began full production in Mexico.

Research and Development, net

Research and development costs were 5.9% and 4.7% of sales for the second quarter of fiscal years 2006 and 2005, respectively. On a fiscal year to date basis, theses costs were 5.7% and 4.6% for fical years 2006 and 2005, respectively. Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.   Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications. The Company expects research and development costs to approach $650,000 for fiscal year 2006.

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

Stock Based Compensation

During the first quarter 2005, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of Common Stock for one additional year. Under FASB No. 44 - FIN#44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s common stock and the exercise price of the options as of the date of the Resignation Agreement. The amount of expense recorded was $69,206 during the first quarter of fiscal year 2005. The Company did not record any expense during the first two quarters of fiscal year 2006 or the second quarter of fiscal year 2005.

Intangible Amortization

The Company records amortization expense related to the covenant not to compete agreements entered into with SCI and Mr. Thomas over the remaining life of the agreements. Intangible amortization expense increased by $9,399 for the first two quarters of fiscal year 2006 over the same period in the prior year as a result of a full year of amortization and the Resignation Agreement entered into with Mr. Thomas in the first quarter of 2005.

Net Income and Earnings per Share

Income (loss) before income taxes as a percentage of revenues was (1.9)% and 5.3% for the second quarter of fiscal year 2006 and 2005, respectively. This decrease in income ($102,934) is primarily attributed to the start-up costs of $130,756 associated in the Mexico operations and increased interest expense associated with new long-term debt.

Earnings per share were relatively consistent in the fiscal periods. On a diluted earnings per share basis, net loss of $27,612 for the second quarter of fiscal year 2006 was (1.2)% of sales or ($0.00) per share, as compared to net income of $75,322, which was 3.6% of sales or $0.01 per share for the prior fiscal year quarter.

Liquidity and Capital Resources:

As of March 31, 2006, the Company had a cash and cash equivalents of $90,703. The Company has a secured line-of-credit for $500,000.  The Company had a balance outstanding under the line-of-credit of $505,960 at March 31, 2006.  Management believes that cash from current business operations, along with the line-of-credit, is adequate to support the ongoing operations of the Company during the next twelve-month period. If additional cash is needed, the Company may pursue additional debt or equity financing. The terms of any new financing may not be with terms acceptable to the Company. However, our relative dependence upon Cirrus as a customer who accounts for approximately 70% of our revenues, makes our liquidity dependent, in large part, upon their ability to pay on a timely basis. Any significant delay in payments from Cirrus could have an adverse impact on our business.

The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  The Company funds its non-contract research and development out of operations.

The Company anticipates a need to make continuing capital improvements to its current production facilities in both the US and Mexico and continued equipment and tooling upgrades, consistent with that of prior years. The Company increased inventory at its Mexican facility during the first two quarters of fiscal year 2006 as a result of a build-up for Mexico operations and further market penetration. It is currently the intention of the Company to fund these expenditures through current operations as well as revenues generated by those units. As of March 31, 2006, total inventory at the Mexico facility was $527,533. It is anticipated that this inventory will decrease significantly to approximately $300,000 on an ongoing basis, as more production is moved to Mexico.

Prior to February 3, 2006, the Company did not have any product liability insurance. As part of the Amendment to the Purchase and Supply Agreement with Cirrus entered into on February 6, 2006, Cirrus agreed to maintain products liability insurance on the CAPS system, the parachute system whose components are directly or indirectly supplied by BRS. Additionally, Cirrus agreed to indemnify BRS, except in certain limited circumstances, for all related product liability claims involving the CAPS system except claims for economic losses for damage or injury related solely to the aircraft. However, this indemnification and product liability insurance covering the CAPS system does not cover our existing products liability litigation. In those cases, we are still responsible for ongoing litigation expenses and any potential adverse judgement. A significant judgment against the Company in its existing litigation would have a material impact on the Company. The Company has incurred approximately $170,000 in legal fees during the first six months of fiscal year 2006 attributable to all legal support matters and the defense of its pending lawsuits.

In July 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount will be paid by BRS over a term of 8 years, although BRS has the right to pre-pay remaining amounts due at any time. The terms of the notes require monthly payments of $19,771 for the first five years, and monthly payments of $9,991 for the final 3 years. The terms of the agreements’ contain certain financial covenants. The Company was in violation of certain financial covenants of this debt agreement at March 31, 2006. A waiver was obtained from the lender. The Company was in compliance with all financial covenants as of September 30, 2005. In the event the Company were in default under the settlement agreement for a period of time as provided in the settlement agreement, the amount owed to Parsons and Aerospace Marketing would revert to $3.4 million minus amounts already paid under the settlement agreement.

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

Off-Balance Sheet Arrangements

During the quarter ended March 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Critical Accounting Policies and Estimates

Our discussion and analysis or results of operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the financial statements contained herein describe our significant accounting policies used in the preparation of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, inventory valuations, the lives and continued usefulness of furniture, fixtures and leasehold improvements, deferred tax assets and contingencies.  Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated.  Realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Actual future operating results, as well as changes in future performance, could have a material adverse impact on the valuation reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning October 1, 2006, we are required to expense the fair value of employee stock options and similar awards. As a public company we were allowed to select from two alternative transition methods, each having different reporting implications. The Company did not expect the adoption of SFAS No. 123R to have a material effect on the consolidated financial statements based on options outstanding at March 31, 2006 are fully vested.

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on the consolidated financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2006, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer at the time concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the first two quarters of fiscal year 2006, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The matters have been consolidated for purposes of discovery, which began in November 2003 and is expected to be completed by November 1, 2006, with the trials currently scheduled to commence later in 2007. At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company will vigorously defend these matters.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Shareholders’ Meeting was held on March 16, 2006. The only proposal voted upon was the election of five directors to serve on the Company’s Board of Directors. The total number of shares voted was 5,056,945 or 65.7% of the eligible shares and the results were as follows:

Director	For	Withhold	Total
Adams, Thomas H.	5,035,590	21,355	5,056,945
Brandt, Darrel D.	5,032,690	24,255	5,056,945
Nelson, Robert L.	5,032,590	24,355	5,056,945
Popov, Boris	5,032,690	24,255	5,056,945
Underwood, Edward L.	5,034,690	22,255	5,056,945

ITEM 6.  EXHIBITS

Exhibits

The following documents are included or referenced in this report.

Exhibit Number	Description
10.1	Amendement to Purchase and Supply Agreement by and between Ballistic Recovery Systems, Inc. and Cirrus Design Corporation dated as of February 3, 2006.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Accounting Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2006	/s/ Larry E. Williams
By Larry E. Williams
Principal Executive Officer

/s/ Don R. Hedquist
By Don R. Hedquist
Principal Accounting Officer