Form 10QSB
period 2006-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2006-08-14
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number  0-15318

BALLISTIC RECOVERY SYSTEMS, INC.

(Exact name of issuer as specified in its charter)

Minnesota	41-1372079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Airport Road, South St. Paul, Minnesota	55075-3541
(Address of Principal Executive Offices)	(Zip Code)

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

As of Aug 8, 2006, there were 8,089,619 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (check one)      Yes  ☐  No ☒

Part I Financial Information – Item 1. Consolidated Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$106,635	$103,102
Accounts receivable - net of allowance for doubtful accounts of $10,000 and $10,000 respectively	566,499	457,808
Stock subscription receivable – related party	25,000	—
Note receivable – shareholder	—	4,036
Inventories	2,102,042	1,460,919
Deferred tax asset – current portion	171,500	160,700
Income taxes receivable	—	230,544
Prepaid expenses	138,141	61,517
Total current assets	3,109,817	2,478,626

Furniture, fixtures and leasehold improvements	1,047,622	942,475
Less accumulated depreciation and amortization	(467,322)	(357,207)
Furniture, fixtures and leasehold improvements – net	580,300	585,268

Other assets:
Patents, net of accumulated amortization of $11,254 and $10,739, respectively	1,161	925
Goodwill	103,774	103,774
Deferred tax asset – net of current portion	1,241,016	1,296,700
Long-term prepaid expenses	62,838	28,269
Covenant not to compete, net of accumulated amortization of $539,379 and $448,149, respectively	65,632	156,862
Total other assets	1,474,421	1,586,530

Total assets	$5,164,538	$4,650,424

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(Unaudited)	(Audited)
Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit – bank	$303,085	$204,715
Current portion of long-term debt	157,182	153,951
Current portion of covenant not to compete, shareholders	28,186	87,672
Accounts payable	442,988	305,297
Customer deposits	85,724	125,255
Accrued payroll	68,412	88,561
Other accrued liabilities	194,739	183,870
Total current liabilities	1,280,316	1,149,321

Long-term debt, less current portion	930,002	1,046,049
Covenant not to compete, shareholders, less current portion	—	7,068

Total Liabilities	2,210,318	2,202,438

Shareholders’ equity:
Common stock ($.01 par value; 10,000,000 shares authorized;8,089,619 and 7,685,434 shares, respectively, issued and outstanding)	80,896	76,854
Additional paid-in capital	6,306,007	5,782,590
Accumulated deficit	(3,432,683)	(3,411,458)
Total shareholders’ equity	2,954,220	2,447,986

Total liabilities and shareholders’ equity	$5,164,538	$4,650,424

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months ended June 30, 2006 and 2005

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	$2,633,976	$2,112,091	$6,906,919	$6,093,862
Cost of sales	1,642,989	1,373,863	4,253,492	3,735,371

Gross profit	990,987	738,228	2,653,427	2,358,491

Selling, general and administrative	744,341	569,568	2,127,248	1,686,929
Research and development	118,916	76,279	366,560	257,890
Stock based compensation	—	—	—	69,206
Intangible amortization	30,410	30,410	91,230	81,831

Income from operations	97,320	61,971	68,389	262,635

Other income (expense):
Interest expense	(33,823)	(1,442)	(101,823)	(5,275)
Other income (expense)	107	5,249	209	8,697

Income (loss) before income taxes	63,604	65,778	(33,225)	266,057

Income tax expense (benefit)	23,482	24,009	(12,000)	97,111

Net income (loss)	$40,122	$41,769	$(21,225)	$168,946

Basic earnings (loss) per share	$0.01	$0.01	$(0.00)	$0.02

Weighted average number of shares outstanding - basic	7,744,400	7,634,284	7,717,117	7,214,339

Diluted earnings (loss) per share	$0.01	$0.01	$(0.00)	$0.02

Weighted average number of shares outstanding - diluted	7,770,077	7,741,802	7,717,117	7,434,313

Dividends per share	$0.00	$0.00	$0.00	$0.165

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended June 30, 2006 and 2005

(UNAUDITED)

	2006	2005
Cash flows from operating activity:
Net income (loss)	$(21,225)	$168,946
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	44,884	—
Depreciation and amortization	110,628	71,468
Amortization of covenant not to compete	91,230	81,831
Loss on disposal of furniture, fixtures and leasehold improvements	—	2,435
Expense from stock based compensation – employee	—	69,206
Common stock issued for services	9,060	—
(Increase) decrease in:
Accounts receivable	(108,691)	(335,890)
Inventories	(641,123)	(31,925)
Prepaid income taxes	230,544	—
Prepaid expenses	(93,592)	(24,331)
Long-term prepaid expenses	18,639	—
Increase (decrease) in:
Accounts payable	137,691	30,600
Customer deposits	(39,531)	21,690
Accrued expenses	(9,280)	(40,477)

Net cash from operating activities	(270,766)	13,553

Cash flows from investing activities:
Capital expenditures	(105,146)	(34,750)
Payment for Patent	(750)	—

Net cash from investing activities	(105,896)	(34,750)

Cash flows from financing activities:
Net proceeds from borrowings under line of credit – bank	98,370	—
Principal payments on long-term debt	(112,816)	—
Proceeds from exercise of common stock warrants	—	812,500
Proceeds from exercise of common stock options	42,939	143,476
Proceeds from issuance of common stock	414,220	—
Principal payments on covenant not to compete	(62,518)	(147,720)
Dividend payment	—	(1,196,457)

Net cash from financing activities	380,195	(388,201)

Increase (decrease) in cash and cash equivalents	3,533	(409,398)
Cash and cash equivalents - beginning of period	103,102	1,314,557

Cash and cash equivalents - end of period	$106,635	$905,159

Cash paid for (received from) taxes	$(258,268)	$144,846
Cash paid for interest	$97,522	$5,275
Summary of non-cash activity:
Issuance of common stock for board of director fees for future periods included in prepaid expenses	$36,240	$—
Issuance of common stock in exchange for stock subscription receivable – related party	$25,000	$—
Issuance of covenant not to compete agreement	$—	$225,573
Increase in deferred tax asset and additional paid-in capital for stock options and warrants exercised	$—	$830,000

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
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

Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2005, previously filed with the Securities and Exchange Commission.

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

Accounts Receivable, Credit Risk and Allowance for Doubtful Accounts

The Company sells its products to domestic and foreign customers. The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible. There were no accounts written off during the three and nine months ended June 30, 2006 and 2005. Accounts receivable are shown net of an allowance for doubtful accounts of $10,000 at both June 30, 2006 and September 30, 2005. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 66.8% and 70.0% of the Company’s total sales for the three months and nine months ended June 30, 2006, as compared to 73.8% and 75.0% for the same prior year periods. This customer also accounted for 69% (or $393,190) and 90% (or $412,819) of accounts receivable at June 30, 2006 and September 30, 2005, respectively. The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, alternative dealers or distributors can be established.

Valuation of Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method. We maintain a standard costing system for our inventories and adjust our inventories to a FIFO valuation.

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods. Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods. Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods. No write-off provision was made to our inventories for the three and nine months ended June 30, 2006 or 2005.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Net income (loss):
As reported	$40,122	$41,769	$(21,225)	$168,946
Pro forma	40,122	41,769	(21,225)	168,946

Basic net income (loss) per common share:
As reported	0.01	0.01	(0.00)	0.02
Pro forma	0.01	0.01	(0.00)	0.02

Diluted net income (loss) per common share:
As reported	0.01	0.01	(0.00)	0.02
Pro forma	0.01	0.01	(0.00)	0.02

Stock based compensation:
As reported	$0	$0	$0	$69,206
Pro forma	$0	$0	$0	$0

No employee options were granted or vested during the three and nine months ended June 30, 2006 and 2005. Had options been granted, the fair value of each option granted would have been estimated on the date of the grant using the Black-Scholes option pricing model.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 25,677 and 107,518 shares of dilutive securities for the three months ended June 30, 2006 and 2005, respectively. Weighted average shares outstanding-diluted includes 0 and 219,974 shares of dilutive securities for the nine months ended June 30, 2006 and 2005, respectively.

Following is a reconciliation of basic and diluted earnings per common share for the three months and nine months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Earnings (loss) per common share – basic:

Net income (loss)	$40,122	$41,769	$(21,225)	$168,946

Weighted average shares outstanding	7,744,400	7,634,284	7,717,117	7,214,339

Net income (loss) per common share – basic	$0.01	$0.01	$(0.00)	$0.02

Earnings (loss) per common share – diluted:

Net income (loss)	$40,122	$41,769	$(21,225)	$168,946

Weighted average shares outstanding	7,744,400	7,634,284	7,717,117	7,214,339

Common stock equivalents	25,677	107,518	0	219,974

Weighted average shares and potential diluted shares outstanding	7,770,077	7,741,802	7,717,117	7,434,313

Net income (loss) per common share – diluted	$0.01	$0.01	$(0.00)	$0.02

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants using the average market price during the fiscal year.

All outstanding options (90,000 shares) were included in the computation of common share equivalents for the three months ended June 30, 2006 because their respective exercise prices were less than the average market price of the common stock. The 16,401 warrants were excluded from the three month computation. All outstanding options (90,000 shares) and warrants (16,401 shares) were excluded in the computation of common share equivalents for the nine months ended June 30, 2006 since there was a loss for the period.

All outstanding options and warrants (170,000 shares) were included in the computation of common share equivalents for the three and nine months ended June 30, 2005 because their respective exercise prices were less than the average market price of the common stock.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company evaluated and implemented SFAS No. 151 and did not have any abnormal costs during the three and nine months ended June 30, 2006.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning October 1, 2006 we are required to expense the fair value of employee stock options and similar awards. As a public company we are allowed to select from two alternative transition methods, each having different reporting implications. The Company does not expect the adoption of SFAS No. 123R to have a material effect on the consolidated financial statements based on options outstanding at June 30, 2006 as all options are fully vested.

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

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financials statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 206, with earlier adoption permitted. The Company is evaluating if FIN No. 48 will have a material effect on its consolidated financial statements.

Foreign Currency Translation and Transactions

The Company accounts for its transactions in its functional currency the U.S. dollar. Foreign assets and liabilities will be translated into U.S. dollars using year-end exchange rates. Equity will be translated at average historical exchange rates. Results of operations will be translated using the average exchange rates throughout the year. Translation gains or losses will be accumulated as a separate component of shareholders’ equity. For the three and nine months ended June 30, 2006, there were no foreign currency translation gains or losses.

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

Future payments under these agreements are as follows:

Fiscal Year	Future Dollars	Present Dollars
2006	21,250	21,118
2007	7,083	7,068
	$28,333	$28,186

C.            Other Financial Information

Inventories

The components of inventory consist of the following at June 30, 2006 and September 30, 2005:

	06/30/2006	09/30/2005
Raw materials	$1,708,574	$1,162,175
Work in process	343,705	252,225
Finished goods	49,763	46,519
Total inventories	$2,102,042	$1,460,919

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at June 30, 2006 and September 30, 2005:

	06/30/2006	09/30/2005
Office furniture and equipment	$313,376	$293,930
Manufacturing equipment	451,063	383,078
Airplane	283,183	265,467
Total furniture, fixtures and leasehold improvements	$1,047,622	$942,475

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at June 30, 2006 and September 30, 2005:

	06/30/2006	09/30/2005
Bonus and profit sharing plan accrual	$127,786	$44,530
Contingency Accrual	—	80,000
Other miscellaneous accruals	66,953	59,340
Total other accrued liabilities	$194,739	$183,870

Related Parties – Consulting Agreements with Directors

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development. Pursuant to this agreement, the term of which was six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum. On March 16, 2005, the Company extended this agreement for 12 additional months. On March 16, 2006, the Company extended this agreement for two additional years. Consulting expenses for Mr. Popov were $22,823 for the first nine months of fiscal year 2006 and $21,162 for the year ended September 30, 2005.

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

D.            Geographical Information

The Company has operations in South St. Paul, Minnesota and Tijuana, Mexico. Information about the Company’s operations by geographical location are as follows for first three quarters ended June 30, 2006. The Company did not have operations in Mexico until late September 2005, therefore there is no geographical information to disclose for 2005.

Nine months ended June 30, 2006	United States	Mexico	Consolidated
Total assets	$4,827,993	$311,545	$5,139,538
Long-lived assets	$846,242	$201,380	$1,047,622
Inventories	$2,102,042	$—	$2,102,042
Sales	$6,691,717	$215,202	$6,906,919
Income (loss) from operations	$332,915	$(264,526)	$68,389
Net income (loss)	$146,801	$(168,026)	$(21,225)

Three months ended June 30, 2006	United States	Mexico	Consolidated
Total assets	$4,827,993	$311,545	$5,139,538
Long-lived assets	$846,242	$201,380	$1,047,622
Inventories	$2,102,042	$—	$2,102,042
Sales	$2,468,209	$165,767	$2,633,976
Income from operations	$95,595	1,725	$97,320
Net income	$39,079	$1,043	$40,122

E.              Line-of-Credit Borrowings

The Company has a $500,000 line-of-credit with a bank on an annual renewal basis and is collateralized by all of the Company’s assets. The current line-of-credit expires September 6, 2006. The line calls for a variable interest rate (prime plus 1.5%) of 9.75% and 6.97% at June 30, 2006 and September 30, 2005, respectively. At June 30, 2006, there was an outstanding balance of $303,085, including accrued interest, under the line of credit. At September 30, 2005, there was an outstanding balance of $204,715 under the line of credit. The Company expects to renew the line each year following the review of its financial results and projections with the bank. Of the $500,000 line-of-credit, the first $300,000 is senior to the long-term debt owed to Parsons and Aerospace (see Note F) and the remaining $200,000 of the line-of-credit is subordinated to the long-term debt.

F.     Long-Term Debt

In July 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount will be paid by BRS over a term of 8 years, although BRS has the right to pre-pay remaining amounts due at any time. The terms of the agreements’ contain certain financial covenants. The Company was in violation of certain financial covenants of this debt agreement at June 30, 2006. A waiver was obtained from the creditor. The Company was in compliance with all financial covenants as of September 30, 2005. In the event the Company were in default under the settlement agreement for a period of time as provided in the settlement agreement, the amount owed to Parsons and Aerospace Marketing would revert to $3.4 million minus amounts already paid under the settlement agreement.

The components of long-term debt consist of the following at June 30, 2006 and September 30, 2005:

	06/30/2006	09/30/2005
Note payable – Parsons, principal and interest payments due in monthly installments of $17,281 including interest at 6.5%, through September 2010, collateralized by substantially all assets of the Company	$767,184	$880,000
Note payable – Parsons, interest only payments at 6.5% through September 2010, then principal and interest payments due in monthly installments of $9,808 including interest at 6.5%, from October 2010 through September 2013, collateralized by substantially all assets of the Company	320,000	320,000
Total long-term debt	1,087,184	1,200,000
Less: current portion	157,182	153,951
Long-term debt, net of current portion	$930,002	$1,046,049

Future minimum payments required at June 30, 2006 are as follows:

Fiscal Year	Amount
2006	$157,182
2007	170,651
2008	185,275
2009	201,151
2010	126,112
2011 and thereafter	246,813
$1,087,184

G.    Shareholders’ Equity

On June 22, 2006 and June 23, 2006, the Company accepted subscriptions from certain directors and executive officers of the Company relating to the issuance of 322,956 shares of common stock and warrants to acquire 16,401 shares of common stock for an aggregate purchase price of $439,220. The warrants have a three-year term and an exercise price of $2.00 per share and have piggy-back registration rights. The Company paid no underwriting discounts or commissions in connection with these sales. The Company has a stock subscription receivable of $25,000 from a related party in connection with this stock issuance due the Company at June 30, 2006. The receivable was collected in July 2006.

On June 15, 2006 , the Company issued 6,000 shares of common stock to each of its five Board Members for a total of 30,000 shares, as partial compensation for the next five board meetings through the Company’s 2007 Annual Meeting of Stockholders. The shares were valued at $1.51 (fair value at the date of issuance) and will be expensed as services are provided.

During the third quarter of 2006, 15,000 stock options were exercised resulting in net proceeds to the Company of $15,750. During the second quarter of 2006, 30,000 stock options were exercised resulting in net proceeds to the Company of $27,189. In addition, the Company retired 8,771 shares in the second quarter of 2006, and the proceeds were used to exercise an additional 15,000 stock options.

During the nine months ended June 30, 2005, 140,000 stock options were exercised resulting in net proceeds to the Company of $143,476.

On October 14, 2004, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of common stock for one additional year. Under FASB Interpretation No. 44 – FIN 44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s common stock and the exercise price of the options as of the date of the Resignation Agreement. The expense for the stock based compensation was $0 and $69,206 for the nine months ended June 30, 2006 and 2005, respectively.

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

The matters have been consolidated for purposes of discovery, which began in November 2003 and is expected to be completed by November 1, 2006, with the trials currently scheduled to commence later in 2007. .

Recently, a tentative settlement was reached with both plaintiffs that would resolve all claims against the Company. If the settlement is finalized, the settlement will not have a material adverse effect on the Company. If the settlement of these matters should not materialize and the matters proceed, at this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company is vigorously defending these matters.

(b) In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542. The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California. The action is in discovery and the Company cannot at this time state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be, if any. The Company intends to vigorously defend this matter.

(c) On September 16, 2005, an action was commenced against the Company by Robert Treat Rayner, in the Circuit Court of the 5th Judicial Circuit in and from Lake County Florida, File No. 04 CA 1749. The Complaint alleges that plaintiff was injured when his ultralight aircraft crashed while being towed by another ultralight. Plaintiff alleges that he deployed his BRS system, but that it failed to deploy properly. BRS is undertaking an investigation of the claim and has responded to the suit. At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any. BRS believes that it has strong defenses to the suit and will vigorously defend against the claims.

I.      Dividend Payment

The Board of Directors examines the liquidity and capital requirements of the Company at each board meeting. If in the judgment of the Board of Directors, they may declare a special dividend. No dividend was declared or paid in the three and nine months ended June 30, 2006.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Sales

Sales for the third quarter of fiscal year 2006 were $2,633,976 compared to $2,112,091 for the third quarter of fiscal year 2005, an increase of $521,885 or 24.7%. On a year to date basis, sales were $6,906,919 for the first nine months of fiscal year 2006, compared to $6,093,862 for the first nine months of fiscal year 2005, an increase of $813,057 or 13.3%. The Company’s recreational aircraft sales increased by $199,482, or 43.4%, for the third quarter of fiscal year 2006 over 2005, and increased by $514,439, or 42.2%, for the first nine months of fiscal year 2006 over 2005. The Company’s general aviation products, which consist primarily of sales to Cirrus Design Corporation (“Cirrus”), increased by $156,041, or 9.4%, for the third quarter and increased by $82,822, or 1.7% year to date. For the third quarter of fiscal year 2006, 66.8% of the Company’s total revenues were generated from sales to Cirrus.

The Company’s general aviation product is standard equipment on the Cirrus SR20 and SR22 model aircraft.   The Company delivered 187 and 145 units to Cirrus in the third quarter of fiscal year 2006 and 2005, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required, because of FAA certification, to include the Company’s parachute systems.  As of June 30, 2006, the Company had a backlog of orders from Cirrus totaling approximately $11.6 million. The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to exceed fiscal year 2005 manufacturing volumes for its aircraft throughout fiscal year 2006.  As a result, the Company is forecasting growth in 2006 in its general aviation revenues. No assurance can be given that general aviation revenues will increase as anticipated. Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for the balance of fiscal year 2006.  Any negative impact on Cirrus’ sales could have a significantly negative impact on the Company’s revenues.

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

The Company’s recreational aircraft product line sales, which largely consist of products for sport aircraft, increased by 43.4% during the third quarter of fiscal year 2006 compared to the third quarter of the prior fiscal year and accounted for 26.7% of the Company’s revenues for the third quarter of fiscal year 2006 versus 21.7% of the Company’s revenues for the third quarter of the prior fiscal year 2005.  Like the general aviation product, these recreational aviation products are intended to prevent or reduce bodily injury to the human occupant in the event of an in-flight emergency. The Company manufactures these products and sells them directly to individuals or through dealers and distributors who also market and sell the aircraft and related products. The Company currently works with approximately 30 dealers and distributors worldwide. Sales to international customers accounted for 44.5% and 46.9% of recreational aviation product sales for the three months ended June 30, 2006 and 2005, respectively. Sales to international customers accounted for 46.6% and 52.2% of recreational aviation product sales for the nine months ended June 30, 2006 and 2005, respectively.

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

Many LSA aircraft were developed around existing eastern European aircraft designs, some of which, but not all, have a BRS installation. The LSA category currently has 34 approved airplane types and the Company is in development of installation designs for 13 of these aircraft. Flight Design of Germany has contracted to add BRS systems on every US-delivered CT airplane as standard equipment. No assurances can be given that these new regulations will have a positive impact on sales of the Company’s recreational aircraft products or that the European manufacturers will accept the Company’s design suggestions.

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

Gross Operating Margin

Gross operating margin as a percentage of revenues was 37.6% for the third quarter of fiscal year 2006 compared to 35.0% for the comparative quarter of fiscal year 2005. On a year to date basis, the gross operating margin was 38.4% and 38.7% for fiscal years 2006 and 2005, respectively. The decrease in gross margin for the nine month period was due primarily to price reductions granted to Cirrus Design under terms of the Purchase and Supply Agreement between the two companies. The Company expects to provide additional pricing reductions to its larger customers in the future and as a result, the gross margins could be impacted. The decrease in gross margin was also due to increased costs associated with the start up of production costs in Mexico. However, the Company anticipates cost savings and material cost reductions with the increase of production in Mexico, which began full production of two product lines in January 2006 and a third product line in June 2006, and will continue to look for further savings and cost reductions on an ongoing basis as the production of additional product lines moves to Mexico. The Company’s objective is to maintain or improve overall gross margins in the future. There is no assurance, however, that the Company will be able to maintain or improve its overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 28.3% ($744,341) for the third quarter of fiscal year 2006 as compared to 27.0% ($569,568) for the third quarter of fiscal year 2005. On a year to date basis, these costs were 30.8% and 27.7% for fiscal years 2006 and 2005, respectively. This net increase for the second quarter of $174,773 in selling, general and administrative costs consisted primarily of insurance costs associated with the indemnification agreement with Cirrus totaling $146,795. Prior to February 3, 2006, there were no product liability costs as the Company did not maintain product liability insurance. The remaining increase relates to start-up costs in Mexico.

The increase in costs associated with the Mexico operation included relocating operations to a new building, setting up and production of test products and the testing of those products. Beginning in January 2006, two product lines, the 1350 and the 1050 canopies, began full production in Mexico. In June 2006, a third product line, the 1350HS began full production in Mexico.

Research and Development, net

Research and development costs were 4.5% and 3.6% of sales for the third quarter of fiscal years 2006 and 2005, respectively. On a fiscal year to date basis, theses costs were 5.3% and 4.2% for fiscal years 2006 and 2005, respectively. Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.   Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications. The Company expects research and development costs to exceed $500,000 for fiscal year 2006.

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

Stock Based Compensation

During the first quarter 2005, as part of the Resignation Agreement entered into with Mr. Thomas, the Company agreed to extend the exercise date of Mr. Thomas’ existing stock options to acquire an aggregate of 60,000 shares of Common Stock for one additional year. Under FASB No. 44 - FIN#44 – Accounting for Certain Transactions Involving Stock Compensation, the Company recorded a charge for stock based compensation for the difference between the fair market value of the Company’s common stock and the exercise price of the options as of the date of the Resignation Agreement. The amount of expense recorded was $69,206 during the first quarter of fiscal year 2005. The Company did not record any expense during the first three quarters of fiscal year 2006 or the second two quarters of fiscal year 2005.

Intangible Amortization

The Company records amortization expense related to the covenant not to compete agreements entered into with SCI and Mr. Thomas over the remaining life of the agreements. Intangible amortization expense increased by $9,399 for the first three quarters of fiscal year 2006 over the same period in the prior year as a result of a full year of amortization and the Resignation Agreement entered into with Mr. Thomas in the first quarter of 2005.

Net Income (Loss) and Earnings (Loss) per Share

Income (loss) before income taxes as a percentage of revenues was 2.4% and 3.1% for the third quarter of fiscal year 2006 and 2005, respectively. On a year to date basis, income (loss) before income taxes as a percentage of revenues was (0.48)% and 4.4% for fiscal year 2006 and 2005, respectively. This decrease in income ($299,282) is primarily attributed to the start-up costs of $264,526 associated in the Mexico operations and increased interest expense of $100,591 associated with new long-term debt related directly to the settlement agreement with Parsons.

Earnings per share were relatively consistent in the fiscal periods. On a diluted earnings per share basis, net income of $40,122 for the third quarter of fiscal year 2006 was 1.5% of sales or $0.01 per share, as compared to net income of $41,769, which was 2.0% of sales or $0.01 per share for the prior fiscal year quarter. Year to day net loss of ($21,225) for fiscal year 2006 was (0.3%) of sales or ($0.00) per share, as compared to net income of $168,946, which was 2.8% of sales or $0.02 per share for the prior fiscal year. This decrease in earnings (loss) per share is primarily attributed to the start up costs associated with Mexico.

Liquidity and Capital Resources:

As of June 30, 2006, the Company had a cash and cash equivalents of $106,635. The Company has a secured line-of-credit for $500,000.  The Company had a balance outstanding under the line-of-credit of $303,085, including interest, at June 30, 2006.  Management believes that cash from current business operations, along with the line-of-credit, are adequate to support the ongoing operations of the Company during the next twelve-month period. If additional cash is needed, the Company may pursue additional debt or equity financing. The terms of any new financing may not be with terms acceptable to the Company. However, our relative dependence upon Cirrus as a customer who accounts for approximately 66.8% of our revenues, makes our liquidity dependent, in large part, upon their ability to pay on a timely basis. Any significant delay in payments from Cirrus could have an adverse impact on our business.

On June 22, 2006 and June 23, 2006, the Company accepted subscriptions from certain directors and executive officers of the Company relating to the issuance of 322,956 shares of common stock and warrants to acquire 16,401 shares of common stock for an aggregate purchase price of $439,220. The warrants have a three-year term and an exercise price of $2.00 per share and have piggy-back registration rights. The Company paid no underwriting discounts or commissions in connection with these sales. The Company has a stock subscription receivable of $25,000 from a related party in connection with this stock issuance due the Company at June 30, 2006. The receivable was collected in July 2006.

During the third quarter of 2006, 15,000 stock options were exercised resulting in net proceeds to the Company of $15,750. During the second quarter of 2006, 30,000 stock options were exercised resulting in net proceeds to the Company of $27,189. In addition, the Company retired 8,771 shares in the second quarter of 2006, and the proceeds were used to exercise an additional 15,000 stock options.

The Company will continue to look for non-equity sources to fund contract research and development projects, but there can be no assurances that the Company will be successful in its efforts.  The Company funds its non-contract research and development out of operations.

The Company anticipates a need to make continuing capital improvements to its current production facilities in both the US and Mexico and continued equipment and tooling upgrades, consistent with that of prior years. The Company increased inventory at its Mexican facility during the first three quarters of fiscal year 2006 as a result of a build-up for Mexico operations and further market penetration. It is currently the intention of the Company to fund these expenditures through current operations as well as revenues generated by those units. As of June 30, 2006, total inventory at the Mexico facility was $439,813. It is anticipated that this inventory will decrease significantly to approximately $300,000 on an ongoing basis, as more production is moved to Mexico.

Prior to February 3, 2006, the Company did not have any product liability insurance. As part of the Amendment to the Purchase and Supply Agreement with Cirrus entered into on February 6, 2006, Cirrus agreed to maintain products liability insurance on the CAPS system, the parachute system whose components are directly or indirectly supplied by BRS. Additionally, Cirrus agreed to indemnify BRS, except in certain limited circumstances, for all related product liability claims involving the CAPS system except claims for economic losses for damage or injury related solely to the aircraft. However, this indemnification and product liability insurance covering the CAPS system does not cover our existing products liability litigation. In those cases, we are still responsible for ongoing litigation expenses and any potential adverse judgement. A significant judgment against the Company in its existing litigation would have a material impact on the Company. The Company has incurred approximately $220,000 in legal fees during the first nine months of fiscal year 2006 and $429,000 during the first nine months of fiscal year 2005, largely attributable to all legal support matters and the defense of its pending lawsuits.

In July 2005, a jury awarded damages to Charles F. Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount will be paid by BRS over a term of 8 years, although BRS has the right to pre-pay remaining amounts due at any time. The terms of the notes require monthly payments of $20,085 for the first five years, and monthly payments of $10,065 for the final 3 years. The terms of the agreements’ contain certain financial covenants. The Company was in violation of certain financial covenants of this debt agreement at June 30, 2006. A waiver was obtained from the lender. The Company was in compliance with all financial covenants as of September 30, 2005. In the event the Company were to be notified of a default under the settlement agreement the Company has 30-days to correct the default as provided in the settlement agreement, the amount owed to Parsons and Aerospace Marketing would revert to $3.4 million minus amounts already paid under the settlement agreement if the default is not cured within the specified time period.

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

Off-Balance Sheet Arrangements

During the quarter ended June 30, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

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

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning October 1, 2006, we are required to expense the fair value of employee stock options and similar awards. As a public company we are allowed to select from two alternative transition methods, each having different reporting implications. The Company does not expect the adoption of SFAS No. 123R to have a material effect on the consolidated financial statements based on options outstanding at June 30, 2006 June 30, 2006 as all options are fully vested.

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

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financials statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 206, with earlier adoption permitted. The Company is evaluating if FIN No. 48 will have a material effect on its consolidated financial statements.

ITEM 3.                  CONTROLS AND PROCEDURES

As of June 30, 2006, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer at the time concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The matters have been consolidated for purposes of discovery, which began in November 2003 and is expected to be completed by November 1, 2006, with the trials currently scheduled to commence later in 2007. .

Recently, a tentative settlement was reached with both plaintiffs that would resolve all claims against the Company. If the settlement is finalized, the settlement will not have a material adverse effect on the Company. If the settlement of these matters should not materialize and the matters proceed, at this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company is vigorously defending these matters.

(b) In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542. The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California. The action is in discovery and the Company cannot at this time state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be, if any. The Company intends to vigorously defend this matter.

(c) On September 16, 2005, an action was commenced against the Company by Robert Treat Rayner, in the Circuit Court of the 5th Judicial Circuit in and from Lake County Florida, File No. 04 CA 1749. The Complaint alleges that plaintiff was injured when his ultralight aircraft crashed while being towed by another ultralight. Plaintiff alleges that he deployed his BRS system, but that it failed to deploy properly. BRS is undertaking an investigation of the claim and has responded to the suit. At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any. BRS believes that it has strong defenses to the suit and will vigorously defend against the claims.

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

Date: August 14, 2006	/s/ Larry E. Williams
By Larry E. Williams
Principal Executive Officer

/s/ Don R. Hedquist
By Don R. Hedquist
Principal Accounting Officer