Form 10KSB
period 2006-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2006-12-26
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                              Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2006

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

Common Stock, par value $0.01 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐  No ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the fiscal year ended September 30, 2006 were $9,191,729.

As of December 15, 2006 there were 9,930,059 outstanding shares of common stock, par value $0.01 per share.

The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on December 15, 2006 based on the closing price of the common stock as quoted by the NASD Over-the-Counter Bulletin Board on such date was $9,861,577.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement to be used in connection with the election of directors at the 2007 annual shareholders meeting (the “Proxy Statement”) are incorporated by reference into Part III, Items 9-12 as follows:

	Part of Form 10KSB	Portion of 2007 Proxy Statement
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	PROPOSAL 1. ELECTION OF DIRECTORS and OWNERSHIP OF SECURITIES
Item 10	Executive Compensation	EXECUTIVE COMPENSATION
Item 11	Security Ownership of Certain Beneficial Owners and Management	OWNERSHIP OF SECURITIES
Item 12	Certain Relationships and Related Transactions	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REFERENCES

References to “BRS,” the “Company,” the “Registrant,” “we,” “us,” or “our” in this Annual Report on Form 10-KSB refer to Ballistic Recovery Systems, Inc., a Minnesota corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains statements that are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future.  In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Item 6 of this annual report includes forward-looking statements that reflect our current views with respect to future events and financial performance.  We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, including, but not limited to, the Company’s dependence on Cirrus Design Corporation (Cirrus), potential product liability claims and payment if such claims are successful, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, and changes in federal or state laws or regulations.  Investors should not unduly rely on these forward looking statements.

PART I

ITEM 1.                             BUSINESS

Introduction

Ballistic Recovery Systems, Inc. (Ticker: “BRSI.OB”) is one of the leading aviation safety companies in the United States.  Founded in 1980 and based in South St. Paul, Minnesota, BRS is engaged in the business of developing and commercializing whole-aircraft emergency recovery parachute systems for use primarily with general aviation and recreational aircraft.

The parachute systems are designed to safely descend the entire aircraft and its occupants in the event of an in-air emergency.  The parachute system is designed for in-air emergencies that include mid-air collisions, structure failure, engine failure, pilot incapacitation, and unstable meteorological conditions, among other things.  The Company believes it is the largest manufacturer of whole aircraft recovery systems in the world.  Since its inception 26 years ago, the Company has delivered over 23,000 systems that have been installed on general aviation aircraft (including over 2,800 on Federal Aviation Administration (FAA) certified aircraft) and recreational aircraft throughout the world.

The Company currently operates in three market segments that comprise all of the Company’s current revenues:

•                  General aviation aircraft as certified by the FAA.  The general aviation market is our largest consumer, comprising approximately 74% of our revenue.

•                  Light Sport Aircraft (LSA) which are smaller two-seat aircraft.  The FAA monitors and regulates this segment under different regulations and restrictions than the general aviation aircraft.

•                  Recreational aviation (commonly called ultralight aircraft).  The recreational aviation market is the oldest market segment that we service.  Our first products were developed for this segment over 26 years ago.

In recent years, the Company’s growth has come from its general aviation market, primarily from sales to Cirrus.  The Company sees its future growth coming from the following areas:

•                  Expansion of the general aviation market beyond Cirrus to other general aviation manufacturers;

•                  Continued growth in the LSA market;

•                  Growth in the emerging VLJ market;

•                  Development of the repack market for general aviation aircraft; and

•                  Utilize its manufacturing expertise and excess capacity for non-aviation cut and sew production in its Mexico production facility.

The Company maintains its corporate headquarters and main manufacturing facility in South St. Paul, Minnesota, on the grounds of Fleming Field.  The Company also has a facility in Mexico that is used for manufacturing parachutes for BRS products.  The Company employs 50 people between its operations in Minnesota and its parachute manufacturing facility in Mexico.

Business of the Company

Principal Products

The Company’s principal product is whole-aircraft emergency parachute recovery systems.  The product, when utilized in an in-air emergency and at the appropriate altitude, may be activated by the pilot releasing a parachute that is designed to open quickly, slow the descent of the aircraft, and lower the aircraft and its occupants safely to the ground to prevent or reduce injury and damage to the aircraft. Possible parachute usage scenarios include:  Mid-air collision (loss of integrity or control); severe weather upset (wind shear, turbulence); power loss with poor visibility (night or instrument flight conditions); loss of control (component failure or malfunction); engine out over hostile (unlandable) terrain; structural failure (age-weakened parts); pilot medical trauma (heart attack, allergic reaction, stroke); overstress (violent weather); and/or pilot error.

General Aviation Products

The Company entered the general aviation market in the mid 1980’s when it developed an emergency parachute recovery system for the Cessna 150/152 series of aircraft.  In 1993, this system, known as the GARD-150 (now called the “BRS-150”), received a Supplemental Type Certificate, or STC, from the FAA that allowed owners of Cessna 150/152 model aircraft to install the system.  Media attention for this new product resulted in domestic and international television and radio broadcasts as well as coverage in domestic and international aviation and non-aviation print media. Although the BRS-150 did not sell in significant volumes, the Company believes that it helped in the development of the Company’s current products.

In 1994, the Company entered into an agreement with Cirrus, a privately held company to develop and certify a four-place all composite general aviation aircraft.  The FAA certified the aircraft, known as the Cirrus Design SR20, in October 1998.  This was the first FAA certified aircraft to offer one of the Company’s recovery systems as required standard equipment.  The Company began delivering systems for the SR20 in fiscal year 1999.  During fiscal year 2000, Cirrus began development and certification efforts for their next generation aircraft called the SR22.  The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20.  The SR22 received FAA certification in November 2000 and was certified with the Company’s parachute system as a standard component of the aircraft.  Deliveries of SR22 parachute systems by the Company began in December 2000.

In fiscal year 2001 the Company began development of a parachute system for the Cessna 172 model aircraft.  During fiscal year 2001, the Company received $200,000 in funding from a third party investor, which took the form of equity and project specific funding, to develop and test such a recovery system.  The development and testing was completed in fiscal year 2002 and the Company received FAA certification for the BRS-172 recovery system in July 2002.  The Company made its first customer delivery in September 2002 with 19 total systems installed through the end of fiscal year 2006.

Near the end of fiscal year 2004, the Company finalized development of a parachute recovery system for the Cessna 182 model aircraft, which is called the BRS-182.  The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172.  The Company received the Supplemental Type Certificate or STC from the FAA in June 2004, allowing the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  A total of 25 BRS-182 units have been installed through the end of fiscal year 2006.

Light Sport Aircraft

LSA are smaller two-seat aircraft which are subject to federal regulations approved in December 2004 regulating airplanes weighing less than 1,320 lbs.  The regulations and restrictions relating to LSA are less onerous than that relating to general aviation aircraft.  Management believes that these lesser restrictions may have a positive effect on the LSA market in the United States, and that the Company has a significant market opportunity if it can develop and manufacture compatible products.  The Company delivered 87 LSA units in fiscal year 2006.

No assurances can be made that such plans, if implemented, will have a material impact on the Company’s LSA aircraft product sales.

Recreational Aviation Products

Recreational aviation products include products designed and manufactured for use on unregistered aircraft such as ultralights and aircraft registered with the FAA as experimental.  Like the Company’s general aviation products, these recreational aviation products are designed to prevent or reduce human injury and damage to the aircraft.  The Company manufactures these products and sells direct and through dealers and distributors who also market and sell the aircraft and related products.  The Company currently works with approximately 30 dealers and distributors worldwide.

Contract Research and Development

Previously, the Company has performed research and development funded by, and on behalf of, airplane manufacturers, which has allowed the Company to expand its product line and expertise in whole-aircraft recovery systems.  Currently, the Company has no such contracts, but it has been and will continue to be a goal of the Company to enter into such relationships and receive outside funding for its research and development activities to supplement its own financial commitment.  There is no assurance the Company will enter into such contracts.

Industry Overview

General Aviation Market

In fiscal year 2006, the Company’s general aviation product lines accounted for approximately 74% of the Company’s revenues.  According to the General Aviation Manufacturers Association (“GAMA”), the general aviation market experienced 27% growth in 2005.    The Company’s primary general aviation product has been used on the Cirrus SR20 and SR22 aircraft manufactured by Cirrus.  For fiscal year 2006, sales to Cirrus account for approximately 71% of the Company’s revenues.  One of the Company’s growth strategies addresses customer concentration by pursuing more general aviation business from other manufacturers.

Cirrus — Based in Duluth, Minnesota, Cirrus is presently the world’s largest manufacturer of single engine 4-seat certified aircraft, according to General Aviation Manufacturers Association (GAMA) reports.  Both models of Cirrus aircraft utilize the Company’s parachute system as required standard equipment. As standard equipment, the Company’s parachute is included in the aircraft’s Type Certificate, or TC, issued by the FAA (for more information on the TC, please see the section entitled “Government Regulation” on page 10).

The Company’s relationship with Cirrus dates back to 1994, when the Company and Cirrus developed and obtained FAA certification for a four-place, all composite general aviation aircraft.  One feature that made the first Cirrus plane, the SR20, unique was that it was the first FAA certified aircraft to require a parachute recovery system as standard equipment.  The partnership with Cirrus continued as Cirrus developed and certified the SR22 in 2000, a heavier and faster version of the SR20, which also included the Company’s parachute as standard equipment

Sales of Cirrus aircraft have recently flourished, with 600 aircraft shipped in 2005, an increase of approximately 8.5% over the 553 aircraft shipped by Cirrus in 2004.  In 2004, Cirrus became the leading US based manufacturer of general aviation aircraft, passing longtime industry leaders such as Cessna, Piper and Mooney.  According to GAMA, Cirrus is the market leader in high performance, single-engine piston, four-place airplanes.

In November 2005, Cirrus announced that it intended to design a new “personal jet,” and that it intended to include a parachute on this model as well.

The Company currently operates under a Purchase and Supply Agreement with Cirrus, dated as of September 1999 and amended February 2006 (the “Cirrus Supply Agreement”).  Under the Cirrus Supply Agreement, BRS is the non-exclusive supplier of the parachute recovery system to Cirrus.  The current term of the Cirrus Supply Agreement expires in July 2007, but the Agreement is subject to rolling automatic renewal terms of 18 months, unless terminated by either party upon 18 months advance notice.  The recent amendment to the Agreement also provides that Cirrus will maintain product liability insurance on the parachute system whose components are directly or indirectly supplied by BRS.  Additionally, Cirrus has agreed to indemnify BRS for all related product liability claims involving the BRS parachute system (except for claims for economic losses or damage related solely to the aircraft).  The Cirrus Supply Agreement also gives Cirrus limited exclusivity for an increased gross weight (3,600 pound) system for a period of one year after introduction.

Cirrus continues to make enhancements and advancements to both the SR20 and SR22 and has new aircraft designs currently under development.  BRS intends to approach Cirrus regarding the use of the Company’s product in such new aircraft, and anticipates that its products will continue to be offered on Cirrus aircraft as standard equipment.

Other General Aviation — The Company develops and sells aftermarket FAA certified parachute systems for the Cessna 172 and 182 aircraft.  Where the Company’s parachute is offered as optional equipment, the product is given a Supplemental Type Certificate, or STC, by the FAA, allowing the installation of the product but not requiring it for operation of the aircraft (for more information on the STC, please see the section entitled “Government Regulation” on page 10).  The Company made its first Cessna 182 customer delivery and installation in July 2004, and has sold 54 Cessna units, to date, of which 24 were sold in the last two years.  These products are primarily sold by the Company’s sales staff directly to Cessna aircraft owners.  According to GAMA, Cessna delivered 525 Cessna 182 and 172 units in the first three quarters of 2006 compared to 447 Cessna 182 and 172 units in the first three quarters of 2005.

The Company continues to explore opportunities to have its products be standard certified equipment or a factory installed option with several other general aviation manufacturers.

Light Sport Aircraft Market

The new LSA market segment is the result of recent federal regulations that were approved in December 2004.  LSA aircraft resemble traditional two-seat general aviation aircraft, but weigh less than 1,320 pounds, and aircraft prices start as low as $20,000.  LSA aircraft have relatively less restrictive regulatory requirements than general aviation aircraft.  The FAA has projected this market to be over 3,000 aircraft in the next 2-3 years.  The Company believes there is significant market potential for LSA aircraft where its products would be offered as either standard equipment or a factory option.

The LSA market currently has 34 approved airplane types and the Company is in development of designs and has orders to develop parachute recovery systems for 13 of these aircraft types.  Many of the existing LSA aircraft were developed around existing European designs, some of which, but not all, utilize the Company’s products.  The Company has developed solid relationships with US-based

Recreational Market

For fiscal year 2006, the Company’s recreational product lines accounted for approximately 26% of the Company’s revenues.  Recreational aviation products include products designed and manufactured for use on unregistered aircraft (such as ultralights) and aircraft registered with the FAA as experimental.  Like the Company’s general aviation products, these recreational aviation products are designed to prevent or reduce bodily injury to the human occupant in the event of an in-air emergency.  Sales to international customers accounted for approximately 47.5% of the Company’s recreational aviation product sales in 2006.

distributors and manufacturers of LSA aircraft, such as Flight Star and Sport Aircraft Works.  While the Company is optimistic that the LSA market will continue to develop, no assurance can be given that the Company’s products will be successfully marketed within the LSA market.

Very Light Jet Market

The newest market segment, and one in which the industry and the Company believe has great potential, is the VLJ market.  VLJs are being developed by several general aviation manufacturers, including Cirrus, Piper and Diamond (as identified below).  A VLJ is a smaller version of a larger jet that, in general, seats up to five persons, weighs less than 10,000 pounds (maximum take off weight) and will retail for between $1,000,000 and $2,500,000.  This market is designed to be the transition from high performance piston and turbo-charged aircraft to a jet which is easy to fly and more affordable than their costlier counterparts.  The VLJ is of a weight class and a performance class that the Company believes it can successfully manufacture and market its products, capitalizing on what the Company believes is a significant market potential.  According to published reports, nearly 3,000 VLJ orders are on the books of manufacturers, including a backlog of 123 single Diamond D-Jets.

In July 2006, the Diamond Aircraft Industries (“Diamond”), a Toronto-based manufacturer of general aviation and light jet aircraft announced that a parachute would be an option on the newly announced Djet.  The Company has not entered into a definitive agreement with Diamond.  However, the current working arrangement is that the Company will be the exclusive supplier of any parachute system used on a Diamond D-JET aircraft.  The Company intends to enter into a definitive agreement with Diamond.  The Company intends to be free to supply other light jet manufacturers during the term of any agreement. The Company’s parachute recovery system would be offered as a factory option on the D-JET.

In June 2006, Cirrus announced that it intends to manufacture a personal jet.  The Company is in discussion with Cirrus about the possibility of including the Company’s products on its proposed personal jet.  Cirrus has committed that they will include a parachute on every aircraft as standard equipment.

All single engine VLJ manufacturers known to the Company have expressed some interest in including a whole airplane emergency recovery parachute as either standard equipment or an option.  The Company intends to continue discussions with some or all of these manufacturers, and believes the VLJ market provides a significant market opportunity to the Company.

Repack Market

All of the Company’s units require repack, or refurbishment, for continued service.  The average refurbishment cycle on recreational aircraft is six years, and ten years for general aviation aircraft.  On FAA certified Cirrus aircraft, the Company’s parachute assembly must be repacked at ten-year intervals in order to maintain its airworthiness certificate.  Currently, we believe only the Company is able to complete repacking.  The repack entails:

a)              replacement of the extraction rocket;

b)             inspection of the parachute assembly including replacement of certain time change items and other parts that have reached the end of their service life; and

c)              repacking of the parachute.

If the product is not repacked in accordance with the FAA regulations, any aircraft to which it is required equipment will not retain its certification of airworthiness.  The Company expects that the repack business may become a substantial business line as all Cirrus aircraft are required to have the parachute repacked in 10 year intervals.

Non-Aviation and Department of Defense Market

The Company is actively seeking new non-aviation product lines from a variety of safety-related firms to manufacture in its Mexican facility of a “cut-and-sew” nature. These opportunities require high quality, precise assembly processes in a customizable and quick-change environment.  The Tijuana facility fulfills these requirements precisely with its trained and highly skilled workforce familiar with sewing techniques which can translate seamlessly to these diversified product lines.  The Company is currently finalizing plans with three such vendors for “build-to-print” activities requiring high quality standards, yet with quick-reaction-time ability to conform to end-user specific desires.  The Company expects these contracts will reach approximately 10% of total sales revenues within the next two years.

The Company is actively seeking opportunities to incorporate its parachute recovery systems aboard current and future planned aerial combat systems (both unmanned and manned) for the US DoD and foreign MoDs.  A number of inquires have been made by industry to this end, and the Company is preparing proposals to compete for these.  The Company has also partnered with a domestic OEM desiring to sell its newly developed single-engine piston aircraft as a replacement basic trainer for the USAF and USN whereby each aircraft would have the Company’s parachute recovery systems installed as standard equipment in lieu of individual ejection seats or personnel parachutes. The Company expects these contracts to encompass approximately 7% of total sales revenues over the new three years.

Manufacturing

Parachute Manufacturing

The Company’s products are primarily assembled in its South St. Paul, Minnesota facility from products manufactured by the Company or supplied by third parties.  In September 2005, the Company acquired the manufacturing facility of Paranetics Technology, Inc. (“Paranetics”), located in Tijuana, Mexico, for the purpose of manufacturing parachutes and related components for its general aviation and recreational market segments.  The Company currently has two recreational product lines produced in its Mexico facility, and intends to manufacture approximately 70% of its total parachute production in Mexico commencing in fiscal year 2007.

The Company also outsources some parachute component manufacturing in China.  The Company estimates that a portion of the parachute manufacturing (up to 30%) will be completed in China by the end of fiscal year 2007.  This outsourcing is expected to provide the Company with cost reductions and a dual source for its parachute needs.

Other Components

The Company manufactures its own ballistic devices and currently receives its rocket propellant from a single source. During fiscal year 2007, the Company entered into a supply agreement with a second manufacturer of rocket propellant.  The Company believes there are alternate sources for propellant in the event that either source becomes unavailable.  Other components are purchased from a variety of suppliers or internally produced.

The Company also attempts to hold reasonable inventory of key components to provide time to secure alternate suppliers should the need arise.

Patents and Intellectual Property

It is the Company’s policy to actively seek to obtain where appropriate, the broadest protection possible for its products, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and elsewhere in the world.

The Company also depends upon the skills, knowledge and experience of its personnel, some of which may not be patentable.  To help protect its proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, the Company relies on trade secret protection and confidentiality agreements to protect its interests.  To this end, as appropriate, the Company requires employees, consultants, and other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to the Company of the ideas, developments, discoveries and inventions important to its business.

To date, the Company has not been involved in any patent infringement or trade secret actions.

Patents

The Company owns two filed patents:  1) a patent relating to a “Parachute Reefing Device,” also known as the “slider,” and 2) a patent related to “thin film parachute fibers.”  The patent relating to the slider, a device that delays the deployment of the parachute until the aircraft slows to an appropriate speed  (United States Patent No. 4,863,119), was issued in September 1989 on behalf of two of the Company’s employees, and expires in September 2008.  The two employees assigned the patent to the Company, for which the Company is required to make continuing payment of maintenance fees until September 2008.  The slider is currently utilized in the Company’s general aviation line, as well as in its recreational aviation products.  Current development projects also utilize the reefing device as an integral design component.  The Company does not believe that the expiration of this patent will have a material adverse impact on the Company or its products.

The second patent, Patent No. 6,056,241, was issued to the Company in May 2000 on behalf of one of the Company’s employees for a “Thin Film Parachute with Continuous Lateral Reinforcement Fibers.” The employee assigned the patent to the Company, for which the Company is required to make continuing payment of maintenance fees until August 2018. The Company developed this process as a result of a NASA Small Business Innovative Research grant program that was completed during the fiscal year 1999. The Company does not have an application for this patented process within its current product line. However, military and civilian markets are both being explored for potential applications of this technology, which.  This patent is not actively utilized in the Company’s technology.

The Company further anticipates obtaining patent protection for components to one or more of its VLJ products that are currently in development.

Trademark Protection

The U.S. Trademark Office has acknowledged trademark of the Company’s service mark, principle register of “DEFINING AVIATION SAFETY” application, and advises that the application has been assigned on October 10, 2006, bearing Registration No. 3,152,604.

Government Regulation

In the general aviation market, some aircraft are FAA certified.  As it relates to FAA certified general aviation aircraft and the incorporation of the Company’s products into these aircraft, there are two types of certifications that are available, a Type Certificate, or TC, and a Supplemental Type Certificate, or STC.  With respect to the Cirrus SR20 and SR22, Cirrus obtained a TC, whereby Cirrus obtained FAA certification of the Cirrus aircraft with the inclusion of the Company’s parachute recovery system — effectively making the Company’s product required standard equipment for the Cirrus aircraft.

The STC is a certification that is obtained to constitute FAA approval of a modification to an already certified aircraft.  For example, the Company obtains an STC to include its parachute recovery system onto an aircraft that has already obtained a Type Certificate without the Company’s product. This STC enables the manufacturer or any distributor of the aircraft to sell the Company’s product as an option.  The Company has previously obtained STCs for the Cessna 150/152, the Cessna 172, the Cessna 182, and more recently, the Symphony 160.

Seasonality

Typically, the Company experiences seasonality in its recreational line.  The second and third fiscal quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season.  The Company’s expansion in the general aviation market through the production of systems for the Cirrus SR20 and SR22 has lessened the impact of seasonality on the Company.  This trend is expected to continue as the Company increases its deliveries in the general aviation market over the next several years.

Dependence on a Single Customer

During the fiscal years ended September 30, 2006 and 2005, the Company was dependent on one customer, Cirrus, for 70.7% and 74.7%, respectively, of the Company’s total sales.  The Company supplies parachute recovery systems to Cirrus from its general aviation product line.  Cirrus also owns 14.22% of common stock of the Company as of September 30, 2006 and maintains a seat on the Board of Directors.

Dealer/Distributor Network

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

Backlog of Orders

As of September 30, 2006 and 2005, the Company had a backlog of orders totaling approximately $9,941,000 and $940,000, respectively.  The backlogs included over $9,764,000 and $850,000 of orders for the Cirrus aircraft for the respective periods.  This increase in backlog is related to the timing of the receipt of purchase orders from Cirrus with respect to the Company’s fiscal year end and is unrelated to the volume of those orders received or anticipated on-going volumes from Cirrus.  The 2006 backlog is expected to be filled within 12 months.  Due to the backlog period involved, however, it is possible that there could be cancellations of a portion of the currently backlogged orders.  The Company expects to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders.  The Company cautions investors who may utilize published bookings and backlog information as tools to forecast the Company’s revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.

Research and Development

In fiscal year 2006, the Company expended approximately $465,415 in research and development, compared to $357,702 expended in fiscal year 2005.  Additionally, the BRS board recently elected to fund an internal Research & Development program that will be modeled after the Company’s recently completed NASA contract.

Competition

As referenced above, the Cirrus SR20 and SR22 are FAA certified with a TC.  These are the first whole aircraft recovery systems ever certified by the FAA as standard equipment.  The Company also holds STCs for the recovery systems for the Cessna 150/152, Cessna 172, Cessna 182 and Symphony 160 model aircraft.  There are no other manufacturers requiring STCs to install a recovery system in the general aviation market.  The Company is unaware of any other manufacturer performing contract or self-funded research and development activities attempting to obtain TCs or STCs for any other FAA certified aircraft.  As such, the Company believes that any potential competitor in the general aviation market will have a substantial barrier to entry.

The Company believes it is the only manufacturer of whole-craft emergency parachute systems in the general aviation market and is the only US-based manufacturer in the domestic recreational aviation market.  Currently, the Company is aware of four foreign competitors in the international recreational aviation market and the LSA market. One of the foreign competitors has entered the US market as a standard component on a newly designed LSA airplane.  While data is not publicly available, the Company believes these competitors are smaller than BRS.

Competition for the recreation market is strong in the International market, where purchase decisions are mainly based on price.  The Company believes it currently has approximately 80% of the domestic market share of the “all-sport” market, which consists of the recreational and LSA markets, and approximately 40% of the International all-sport market.   The Company further believes that its acquisition and implementation of the Mexico facility will enable it to lower the price of its products, including those in the International market, and make it better able to compete on a price basis.

Many other companies could develop, manufacture and market a parachute recovery system competitive with that of the Company, although the Company believes that such development and approval could take one or more years to complete due to the technical challenges associated with performance and regulatory issues.

Insurance and Product Liability

As a manufacturer of products, the Company has been exposed to products liability litigation on both its general aviation and recreational products.  The Company historically has not maintained products liability insurance.  The Company does not intend to pursue products liability insurance for the recreational market where the number of incidents have been few and damages minimal.  In the past five years, the Company has had only two product liability claims relating to the recreational markets.  One of those claims has been settled by the Company for an immaterial amount and the other claim is still pending.

Prior to February 2006, the Company did not have product liability coverage for any of its products.  The Company recently obtained products liability coverage for its Cirrus products in the Company’s general aviation market.  Pursuant to the Cirrus Supply Agreement amended in February 2006, Cirrus has agreed to maintain products liability insurance coverage on the parachute system whose components are directly or indirectly supplied by the Company.  Additionally, Cirrus has agreed to indemnify the Company for losses, for all related product liability claims involving the BRS parachute system (except for claims for economic losses or damage solely incidental to the aircraft).  This coverage/indemnification is limited to claims arising after February 2006 related to Cirrus aircraft, and will not affect certain claims for products liability relating to Cirrus aircraft that arose prior to February 2006.  Please see Item 3 — Legal Proceedings below for a discussion of such claims.

With respect to products liability insurance for other general aviation (i.e., non-Cirrus) products, the Company expects to secure such insurance coverage in fiscal year 2007 or early 2008.

Environmental Compliance

The Company believes that it is in compliance with all current federal and state environmental laws.

Employees

As of September 30, 2006, the Company had 27 full-time employees at its South St. Paul facility.  No employees are represented by a labor union and we consider our relations with employees to be good.

As of September 30, 2006, the Company had 23 full-time employees at its BRS de Mexico SA de CV facility in Tijuana, Mexico.  The employees are represented by a labor union and we consider our relations with these employees to be good.

ITEM 2.                             DESCRIPTION OF PROPERTY

The Company leases a stand-alone 13,000 square foot office and production facility located at Fleming Field Airport in South St. Paul, Minnesota.  The building is a World War II training hangar, which the Company has renovated.  This lease expires December 31, 2007.  The Company also leases office space in a second building on Fleming Field.  This lease expires April 30, 2008.  The Company maintains all of its equipment in good working order and has secured adequate insurance for the facilities and its contents.

The Company leases a stand-alone 25,000 square foot office (two floors) and production facility located at Calle Uno Poniente No. 115-A,  Tijuana, Baja California, Mexico for parachute manufacturing.  The building lease expires November 14, 2007.  This facility is used to manufacture the certain canopies and various other parts used in the Company’s products.  The Company maintains all of its equipment in good working order and has secured adequate insurance for the facilities and its contents.

The Company believes that the current facilities are adequate for the current level of business activities, but is searching for alternatives for expansion to meet the continued sales increases.  In the event that the Company requires additional facilities, the Company believes it could procure acceptable facilities.  The Company does not own any real estate.

ITEM 3.                             LEGAL PROCEEDINGS

In August 2003, the Company was served in two related actions, Kathleen F. Fischer and Susan Sedgwick in U.S. District Court for the Northern District of New York.  These actions arise from the crash of a Cirrus Design Corp. SR22 airplane in April 2002 near Parish, New York.  The Plaintiffs have brought claims for strict products liability, negligence and breach of warranty against Cirrus Design, the airplane’s manufacturer, the Company, which manufactures the CAPS (Cirrus Airframe Parachute System), a parachute system which is a required component of the plane, and Wings Aloft, Inc., which provided training on the SR22 to the decedents.

In June and August 2006, the Company settled with such plaintiffs without any liability to the Company.

On April 17, 2004, an action was commenced against the Company by Aerospace Marketing, Inc. and Charles Parsons v. Ballistic Recovery Systems, Inc., U.S. District Court, Middle District of Florida, File No. 04-CV-242.  The action resulted from the Company’s notification to Charles F. Parsons in April 2004 of its intent to terminate the sales and marketing contract between the Company and Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.

In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. The Company has settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount was to be paid by the Company over a term of 8 years, although the Company had the right to pre-pay remaining amounts due at any time.  On November 16, 2006, the Company prepaid $721,219 of such sum.  The current balance is $315,000, which requires interest only payments through September 2010, and principal and interest payments from October 2010 through September 2013.

In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542.  The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California.  The case is currently in the early stages of discovery.  At this time the Company cannot state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be.

On September 16, 2005, an action was commenced against the Company by Robert Treat Rayner, in the Circuit Court of the 5th Judicial Circuit in and from Lake County, Florida, File No. 04 CA 1749.  The Complaint alleges that plaintiff was injured when his ultralight aircraft crashed while being towed by another ultralight.  Plaintiff alleges that he deployed his BRS system, but that it failed to deploy properly.  BRS is undertaking an investigation of the claim and has responded to the suit.  At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any.  The Company believes that it has strong defenses to the suit and will vigorously defend against the claims.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of our fiscal year ended September 30, 2006, there were no matters submitted to a vote of our stockholders.

PART II

ITEM 5.                             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Our common stock is traded on the electronic bulletin board on the over the counter market and on the pink sheets under the trading symbol “BRSI.OB.”  Several internet stock tracking and trading services show the Company’s trading volumes with bid and ask prices as far back as 1995.  Based on information provided by these internet stock tracking services, the Company believes that the asking price and bid price was $1.55 as of September 29, 2006.

The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years:

	Price Range
	Fiscal Year 2006		Fiscal Year 2005
Quarter Ended	High	Low	High	Low
December 31	$2.28	$1.50	$3.70	$2.05
March 31	1.90	1.40	4.90	2.95
June 30	2.40	1.39	4.34	2.51
September 30	2.45	1.45	3.00	2.15

The quotations from the internet tracking services reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Record Holders

The number of holders of record of our common stock as of November 30, 2006 was approximately 372.

Dividends

During fiscal year 2005, the Company declared a dividend in the amount of $0.08 per share, payable November 22, 2004 to all Common Shareholders of Record on November 8, 2004 for an aggregate of $547,543. The Company also declared a dividend in the amount of $0.085 per share, payable April 15, 2005 to all Common Shareholders of Record on April 1, 2005 for an aggregate of $648,914.  Under the terms of the settlement agreement with Parsons and Aerospace Marketing, the Company was not allowed to declare or pay dividends in excess of 10% of net profit for any one fiscal year.  This restriction was eliminated with the November 15, 2006 payment to Parsons and Aerospace Marketing (See Note 9 to the Consolidated Financial Statements).  Future dividends will be determined at the discretion of the Board of Directors.  The Company does not anticipate any dividends will be paid during the fiscal year ending September 30, 2007.

Recent Sales of Unregistered Securities

On June 22, 2006 and June 23, 2006, the Company accepted subscriptions from five directors and executive officers of the Company relating to the issuance of 322,956 shares of common stock and warrants to acquire 16,401 shares of common stock for an aggregate purchase price of $439,220. The warrants have a three-year term and an exercise price of $2.00 per share and have piggy-back registration rights. The Company paid no underwriting discounts or commissions in connection with these sales.  The Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) there were only five investors, all of whom, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) the Company has obtained subscription agreements from the investors indicating that they are accredited investors and purchasing for investment only.

 On October 25, 2006, as part of its private placement offering of $3 million in equity securities, the Company accepted subscriptions relating to the issuance of 975,736 shares of common stock and warrants to purchase an additional 243,934 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $1,327,001, less commissions in the aggregate amount of $92,890 and less a retainer and expenses in the aggregate amount of $20,000 paid to a placement agent assisting in the placement.  Additionally, the Company will be required to issue a three-year warrant to purchase 17,075 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the common stock and the common stock issuable upon exercise of the warrants.  The disclosure about the foregoing agreements and instruments, and the related private placement does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made as required under applicable laws for filing annual reports with the United States Securities and Exchange Commission, and as permitted under Rule 135c under the Securities Act.

For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder.  The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) there were 23 investors, all of whom, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) the Company has obtained subscription agreements from the investors indicating that they are accredited investors and purchasing for investment only.

On November 22, 2006, the Company accepted subscriptions in a private placement offering relating to the issuance of 864,704 shares of common stock and warrants to purchase an additional 216,176 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $1,175,997, less commissions in the aggregate amount of $82,320 paid to a placement agent assisting in the placement.  Additionally, the Company will be required to issue a three-year warrant to purchase 15,132 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the common stock and the common stock issuable upon exercise of the warrants.  The disclosure about the foregoing agreements and instruments, and the related private placement does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made as required under applicable laws for filing annual reports with the United States Securities and Exchange Commission, and as permitted under Rule 135c under the Securities Act.

For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder.  The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) there were 26 investors, all of whom, either alone or through a purchaser representative, had knowledge and experience in financial and business matters such that each was capable of evaluating the risks of the investment, and (ii) the Company has obtained subscription agreements from the investors indicating that they are accredited investors and purchasing for investment only.

Equity Compensation Plan Information

The following table summarizes outstanding options under our 2004 Stock Option Plan, as well as outstanding options that we have issued to certain officers, directors and employees of our company outside of any plan as of September 30, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders(1)	0	N/A	600,000
Equity compensation plans not approved by stockholders(2)	90,000	$1.22	0

(1)          Represents shares of common stock authorized for issuance under the 2004 Stock Option Plan.

(2)          Represents stock options granted to employees and directors at then current market prices.

ITEM 6.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Operations

The following discussion and analysis should be read in conjunction with our selected consolidated financial data and our consolidated financial statements and notes appearing elsewhere in this Annual Report.

Introduction

We derive our revenue primarily from contracted sales to aircraft original equipment manufacturers (“OEMs”).  Approximately 16% of our sales are through agents or representatives throughout the world and approximately 4% of our sales are through direct sales to aircraft owners.  Per unit revenue depends on various factors, including the discounts given to large OEM customers, the commissions or discounts given to dealers and the type of product sold.  All individual orders are pre-paid before the order ships.

Sales

Total sales increased $1,076,185, or 13.3%, from $8,115,544 for the year ended September 30, 2005 to $9,191,729 for the year ended September 30, 2006.  Sales from the Company’s general aviation products, which consist primarily of sales to Cirrus, increased $306,257, or 4.8% from $6,328,436 for the year ended September 30, 2005 to $6,634,693 for the year ended September 30, 2006.   Sales from the Company’s general aviation products accounted for 72.2% of total revenue for fiscal year 2006 compared to 78.0% of total sales for fiscal year 2005.  Sales from the Company’s recreational and LSA products increased $764,666, or 47.0% from $1,627,114 for the year ended September 30, 2005 to $2,391,780 for

the year ended September 30, 2006.   Other revenue decreased by $2,661, or -1.7% from $160,588 for the year ended September 30, 2005 to $157,927 for the year ended September 30, 2006 due to reductions in shipping and packing charges.  The effect on total revenue caused by the reduction in shipping and packing charges was more than offset by new sales activity as well as increases in pricing on direct sales units.

The Company’s general aviation products are standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.  The Company delivered 706 and 633 units to Cirrus in fiscal years 2006 and 2005, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to maintain fiscal year 2006 manufacturing volumes for its aircraft throughout fiscal year 2007.  As a result, the Company is forecasting flat growth in 2007 in its general aviation revenues.  No assurance can be given that general aviation revenues will remain as anticipated.  Future production volumes for the Cirrus aircraft, and therefore, the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2007.  Any negative impact on Cirrus’ sales would have a significant negative impact on the Company’s revenues.

Near the end of fiscal year 2004, the Company finalized development of a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182.  The Company received the STC from the FAA in June 2004.   This STC allows the product to be installed on certified Cessna 182 series aircraft.  The first customer delivery and installation was completed in July 2004.  The Company’s sales and marketing efforts resulted in the sale and delivery of five BRS-182 units during fiscal year 2006.  The Company continues direct sales and marketing for the BRS-182.  No assurances can be made as to the success of sales efforts or if the product will sell in sufficient volumes to impact the Company’s financial performance.

The Company also has in production the BRS-172 product for the Cessna 172 model aircraft certified in July 2002.  The Company’s sales and marketing efforts resulted in the sale and delivery of five BRS-172 units during fiscal year 2006.  Although certified, there can be no assurances that the BRS-172 product will sell in volumes that will have a material impact on the Company.

The Company’s recreational and LSA aircraft product line sales increased by 47.0% during fiscal year 2006 compared to the prior fiscal year driven mostly by increased sales to Flight Design for the CT aircraft.  LSA and recreational sales accounted for 26.0% of the Company’s revenues for fiscal year 2006 versus 20.1% of the Company’s revenues for the prior fiscal of 2005.  The LSA and recreational aircraft products business relies on customer acceptance of the Company’s parachute concept and the existence of installation designs for light sport and recreational aircraft.

The Company anticipates being able to expand its general aviation and recreational product lines to include other certified and non-certified aircraft as the Company’s recovery systems gain further market acceptance.  The Company is in ongoing discussions with domestic and foreign general aviation and recreational aircraft companies that have expressed interest in utilizing certain of the Company’s products.  These companies produce both certified and non-certified aircraft.  No assurance can be made as to the future benefits, if any, that the Company will derive from these discussions.

The Company has commenced the establishment of a repack center which will have the capacity to repack the parachute systems.  Cirrus will be notifying its owners on a systematic basis of the need to have the parachute system repacked.  The Company anticipates that it will be the exclusive provider of repacking services on Cirrus aircraft.

Gross Margin

Gross margin as a percentage of revenues was 36.2% for fiscal year 2006 compared to 38.3% for fiscal year 2005.  The largest factor contributing to this 2.1% reduction in gross margin was a price reduction for Cirrus associated with increased purchase quantities.  The Company expects to provide additional pricing reductions to its larger customers in the future and as a result, the gross margins could be impacted.  However, the Company has been successful in identifying cost savings and receiving material cost reductions and will continue to look for further savings and cost reductions on an ongoing basis.  The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 27.9% for fiscal year 2006 as compared to 29.4% for fiscal year 2005.  Administrative costs decreased in fiscal year 2006 driven by significant reductions in legal expenses, outside consulting services, and outside labor.  We have focused our advertising and marketing efforts and reduced overall expenditures on advertising space and marketing services.  Director’s fees decreased by $26,029 during fiscal year 2006.  Legal fees decreased $365,428 in fiscal year 2006 compared to fiscal year 2005 primarily due to legal proceedings noted in Item 3.  Delays in the regulatory requirements under the Sarbanes-Oxley Act have resulted in a decrease in expenditures by $18,833 for fiscal year 2006.  Management expects selling, general and administrative costs as a percentage of sales to remain relatively stable going forward.

Research and Development

Research and development costs were 5.1%, or $465,415, and 4.4%, or $357,702, of sales for fiscal years 2006 and 2005, respectively.  Management believes that research and development is an integral part of the growth strategy for the Company, and will continue to play an important role in the Company’s success.  Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  The Company has budgeted approximately $900,000 for engineering and 2% of net projected sales, or $215,000, for research and development expenditures for fiscal 2007.

The Company has undertaken research and development on potential new products and services including enhancements to current products.  Such efforts may result in future offerings and model upgrades to existing products.  The development efforts are funded through current operations and it is unclear what impact, if any, these will have on future sales or financial performance of the Company.

Payroll and Employee Benefit Expenses

Payroll and employee benefit expenses increased $190,835, or 11.4%, from $1,669,351 for the year ended September 30, 2005 to $1,860,186 for the year ended September 30, 2006.  This increase was primarily due to the addition of personnel to respond to increased business and new markets.  However, as a percentage of overall sales, the payroll and employee benefit expenses decreased by 0.4%, from 20.6% for the year ended September 20, 2005 to 20.2% for the year ended September 20, 2006.  We expect these average labor costs to remain stable in the future.

Depreciation

Depreciation increased $47,834, or 47.0%, from $101,790 for the year ended September 30, 2005 to $149,624 for the year ended September 30, 2006, primarily due to addition of capital equipment for the Mexico operations.

Amortization

Amortization of intangibles increased by $9,399, or 8.4%, from $112,241 for the year ended September 30, 2005 to $121,640 for the year ended September 30, 2006.  This increase was the result of a full year of amortization in fiscal year 2006 in connections with the non-compete agreement entered into with Mr. Thomas, our former chief executive officer, in the first quarter of 2005.

Interest Expense

Interest expense increased by $107,619, or 436.9%, from $24,630 for the year ended September 30, 2005 to $132,249 for the year ended September 30, 2006.  This increase was caused by higher debt balances and higher interest rates than historically incurred, primarily because of the settlement agreement associated with the Parsons lawsuit.

Net Income (Loss) and Earnings (Loss) per Share

Income (loss) before income taxes as a percentage of revenues was 0.5% and (21.7%) for fiscal years 2006 and 2005, respectively.  On a fully diluted basis, after-tax net income (loss) of ($1,119,764) for fiscal year 2005 was ($0.15) per share, as compared to net income of $27,377, which was $0.00, on a fully diluted basis per share for the 2006 fiscal year.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $53,722.  The Company has a secured line-of-credit for $400,000, with a balance outstanding under the line-of-credit of $302,265, including interest, at September 30, 2006.

On June 22, 2006 and June 23, 2006, the Company accepted subscriptions from five directors and executive officers of the Company relating to the issuance of 322,956 shares of common stock and warrants to acquire 16,401 shares of common stock for an aggregate purchase price of $439,220. The warrants have a three-year term and an exercise price of $2.00 per share and have piggy-back registration rights. The Company paid no underwriting discounts or commissions in connection with these sales.

During the third quarter of 2006, 15,000 stock options were exercised resulting in net proceeds to the Company of $15,750.  During the second quarter of 2006, 30,000 stock options were exercised resulting in net proceeds to the Company of $27,189.  In addition, the Company retired 8,771 shares in the second quarter of 2006, and the proceeds were used by the individual to exercise an additional 15,000 stock options.

On October 25, 2006, the Company accepted subscriptions relating to the issuance of 975,736 shares of common stock and warrants to purchase an additional 243,934 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $1,327,001, less commissions in the aggregate amount of $92,890 and less a retainer and expenses in the aggregate amount of $20,000 paid to a placement agent assisting in the placement.  Additionally, the Company will be required to issue a three-year warrant to purchase 17,075 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the common stock and the common stock issuable upon exercise of the warrants.  The disclosure about the foregoing agreements and instruments, and the related private placement does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made as required under applicable laws for filing annual reports with the United States Securities and Exchange Commission, and as permitted under Rule 135c under the Securities Act.

On November 22, 2006, the Company accepted subscriptions relating to the issuance of 864,704 shares of common stock and warrants to purchase an additional 216,176 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $1,175,997, less commissions in the aggregate amount of $82,320 paid to a placement agent assisting in the placement.  Additionally, the Company will be required to issue a three-year warrant to purchase 15,132 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the common stock and the common stock issuable upon exercise of the warrants.  The disclosure about the foregoing agreements and instruments, and the related private placement does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made as required under applicable laws for filing annual reports with the United States Securities and Exchange Commission, and as permitted under Rule 135c under the Securities Act.

On November 15, 2006, the Company paid the unpaid principal and interest outstanding of $721,143 on the first note payable to Parsons and Aerospace Marketing and paid $5,000 towards unpaid principal on the second note payable to Parsons and Aerospace Marketing, leaving a principal balance payable of $315,000.

The Company anticipates a need to make continuing capital improvements of approximately $138,000 during the fiscal year ending September 30, 2007 to its current production facilities in both the US and Mexico and continued equipment and tooling upgrades.

The Company expects to decrease inventory during the 2007 fiscal year and beyond as a result of moving more production into Mexico and improvements in inventory management.  Inventory increased by approximately $997,000 in fiscal year 2006, due primarily to the addition of the Mexican facility and increasing the supply on hand of certain key components.  It is the intention of the Company to fund expenditures through current operations as well as revenues generated by sales.

The Company does not presently have product liability insurance on any products other than the Cirrus products and must fund the expenses of its pending lawsuits.  Furthermore, a significant judgment against the Company in its existing litigation could have a material impact on the Company.  The Company has incurred approximately $258,000 in legal fees for fiscal year 2006 attributable to all legal support matters and the defense of its pending lawsuits.

In addition, requirements under the Sarbanes-Oxley Act will require increased expenditures as the Company implements expanded compliance infrastructure and oversight.

The Company believes that existing line of credit and cash generated from operations and the proceeds received in October and November 2006 from the sale of common stock and warrants will supply sufficient cash flow to meet short-term and long-term debt obligations, working capital, capital expenditure and operating requirements during the next 12 months including the recent payment on November 15, 2006 related to the first note payable to Parsons and Aerospace Marketing.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Certain information included in this Form 10-KSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, the repack business, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system,  the Cessna 172 system,  success of contracts for NASA SBIR research projects, the timing and impact of regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus, potential product liability claims and payment if such claims are successful, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, and changes in federal or state laws or regulations.

Critical Accounting Policies and Estimates

Our Management Discussion and Analysis or Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated.  The notes to the consolidated financial statements contained herein describe our significant accounting policies used in the preparation of the consolidated financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, inventory valuation allowance, the lives and continued usefulness of furniture, fixtures and leasehold improvements and contingencies.  Due to uncertainties, however, it is at least reasonably possible that management’s estimates will change during the next year, which cannot be estimated.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at September 30, 2006, and the effects of these contractual obligations are expected to have on our liquidity and cash flows in future periods:

		1 Year	1-3	Over
	Total	or Less	Years	3 Years
Operating Leases	$207,307	$162,036	$45,271	—
Long-Term Debt	$1,049,091	$160,446	$568,645	$320,000
Line of Credit Borrowings	$302,265	$302,265	—	—
Total	$1,558,663	$624,747	$613,916	$320,000

The following summarizes our contractual obligations updated for the effects of the November 15, 2006 payment on the notes payable to Parsons and Aerospace Marketing, and the effects of these contractual obligations are expected to have on our liquidity and cash flows in future periods:

		1 Year	1-3	Over
	Total	or Less	Years	3 Years
Operating Leases	$207,307	$162,036	$45,271	$—
Long-Term Debt	$315,000	$—	$—	$315,000
Line of Credit Borrowings	$302,265	$302,265	$—	$—
Total	$824,572	$464,301	$45,271	$315,000

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

ITEM 8A.                    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Principal Executive Officer, Larry E. Williams, and our Principal Accounting Officer, Don R. Hedquist, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) as of September 30, 2006.  Based upon that review, our Chief Executive Officer and Principal Accounting Officer concluded that, as of the evaluation date, our controls and procedures are effective.

During the fourth quarter of fiscal year 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.       OTHER INFORMATION

The Company previously disclosed on its Form 8K’s filed October 31, 2006 and November 29, 2006 that the warrants issued to investors in its recent private placements had five-year terms  The term of such warrants is in fact three years.

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

4.1	Form of Director Stock Option Agreement (filed as exhibit 4.1 to the Company’s Registration Statement Form S-8 filed o February 23, 2005 and incorporated herein by reference).
4.2	Schedule of Director Stock Options pertaining to Exhibit 4.1 (filed as exhibit 4.2 to the Company’s Registration Statement Form S-8 filed on February 23, 2005 and incorporated herein by reference).
4.3	Form of Subscription Agreement entered into with certain investors dated as of October 25, 2006 and November 22, 2006
4.4	Form of Warrant issued to certain investors
4.5	Form of Agent Warrant issued to placement agent
10.1

Purchase and Supply Agreement dated September 17, 1999 between the Company and Cirrus Design Corporation appears as exhibit 10.1 to the Company’s Report on Form 8-K filed September 20, 1999 and is incorporated herein by reference.

10.2

Amendment to Purchase and Supply Agreement dated February 6, 2006 between the Company and Cirrus Design Corporation appears as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended March 31, 2006 filed on May 22, 2006, and is incorporated herein by reference.

10.3

Covenant not to Compete Agreement dated October 26, 1995 between the Company and the President and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. appears as Exhibit 10.2 to the Company’s Report on Form 10-KSB for the fiscal year ended September 30, 1995 and is incorporated herein by reference.

10.4

Stipulation and Confession of Judgment among the Company, Charles F. Parsons, and Aerospace Marketing, Inc. dated September 19, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2005 and incorporated herein by reference).

10.5

Security Agreement dated September 19, 2005 granted by the Company in favor of Charles F. Parsons and Aerospace Marketing, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2005 and incorporated herein by reference).

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

10.10

Employment Agreement between the Company and Larry E. Williams dated May 6, 2005 appears as Exhibit 10.10 to the Company’s Report on Form 8-K filed May 16, 2005 and is incorporated herein by reference.

14.1	Code of Ethics for Senior Financial Executives (filed as Exhibit B with 2004 Proxy Statement filed January 23, 2004)
21.1	List of Subsidiaries
23.1	Consent of Virchow, Krause & Company, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Rule 13a-14(a)/15d-14(a) Certifications.
32.1	Section 1350 Certifications.
32.2	Section 1350 Certifications.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed or expected to be billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal year 2006 and 2005, reviews of the consolidated financial statements included in the Company’s Form 10-KSB and Form 10-QSB, responses to SEC comment letter and amended 10-KSB and 10-QSB filings for fiscal year 2006 and 2005 were $66,375 and $78,325, respectively.

Audit-Related Fees

For fiscal 2006 and 2005, the Company’s auditors did not bill any fees for assurances and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning were $9,115 and $7,730 for fiscal year 2006 and 2005, respectively.

All Other Fees

For fiscal 2006 and 2005 the Company’s auditors did not bill any fees for any other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting.

Audit Committee

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than de minimis exceptions permitted by the Sarbanes Oxley Act of 2002).  This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting.  Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13(a) of the Securities and Exchange Act of 1934.  100% of fees paid to the Company’s auditors were pre-approved by the audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Ballistic Recovery Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2006.

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
Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders, Audit Committee and Board of Directors

Ballistic Recovery Systems, Inc. and Subsidiary

South St. Paul, Minnesota

We have audited the accompanying consolidated balance sheets of Ballistic Recovery Systems, Inc. and Subsidiary as of September 30, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ballistic Recovery Systems, Inc. and Subsidiary as of September 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

December 14, 2006

Ballistic Recovery Systems, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$53,722	$103,102
Accounts receivable — net of allowance for doubtful accounts of $22,924 and $10,000, respectively	541,642	457,808
Note receivable — shareholder	—	4,036
Inventories	2,458,003	1,460,919
Deferred tax asset — current portion	160,700	160,700
Income taxes receivable	—	230,544
Prepaid expenses	144,509	61,517
Total current assets	3,358,576	2,478,626

Furniture, fixtures and leasehold improvements	1,092,085	942,475
Less accumulated depreciation and amortization	(506,831)	(357,207)
Furniture, fixtures and leasehold improvements — net	585,254	585,268

Other assets:
Patents, net of accumulated amortization of $11,425 and $10,739, respectively	989	925
Goodwill	103,774	103,774
Deferred tax asset — net of current portion	1,221,516	1,296,700
Long-term prepaid expenses	109,925	28,269
Covenants not to compete, net of accumulated amortization of $569,789 and $448,149, respectively	35,222	156,862
Total other assets	1,471,426	1,586,530

Total assets	$5,415,256	$4,650,424

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2006 and 2005

	2006	2005
Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit — bank	$302,265	$204,715
Current portion of long-term debt	—	153,951
Current portion of covenants not to compete, shareholder	7,069	87,672
Accounts payable	692,550	305,297
Customer deposits	42,916	125,255
Accrued payroll	73,613	88,561
Other accrued liabilities	244,930	183,870

Total current liabilities	1,363,343	1,149,321

Long-term debt, less current portion	320,000	1,046,049
Long-term debt refinanced through equity offering in October and November 2006	729,091	—
Covenants not to compete, shareholder, less current portion	—	7,068

Total liabilities	2,412,434	2,202,438

Shareholders’ equity:
Undesignated shares $(.01 par value; 10,000,000 and 15,000,000 shares authorized, respectively; none issued and outstanding)	—	—
Common stock $(.01 par value; 15,000,000 and 10,000,000 shares authorized, respectively; 8,089,619 and 7,685,434 shares, respectively, issued and outstanding)	80,896	76,854
Additional paid-in capital	6,306,007	5,782,590
Accumulated deficit	(3,384,081)	(3,411,458)
Total shareholders’ equity	3,002,822	2,447,986

Total liabilities and shareholders’ equity	$5,415,256	$4,650,424

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended September 30, 2006 and 2005

	2006	2005
Sales	$9,191,729	$8,115,544
Cost of sales	5,860,516	5,003,519

Gross profit	3,331,213	3,112,025

Selling, general and administrative	2,566,624	2,383,261
Research and development	465,415	357,702
Legal settlements	—	2,010,000
Intangible amortization	121,640	112,241

Income (loss) from operations	177,534	(1,751,179)

Other income (expense):
Interest expense	(132,249)	(24,630)
Other income	292	13,045

Income (loss) before income taxes	45,577	(1,762,764)

Income taxes expense (benefit)	18,200	(643,000)

Net income (loss)	$27,377	$(1,119,764)

Basic earnings (loss) per common share	$0.00	$(0.15)

Weighted average number of shares outstanding — Basic	7,810,186	7,320,328

Diluted earnings (loss) per common share	$0.00	$(0.15)

Weighted average number of shares outstanding — Diluted	7,842,257	7,320,328

Dividends per share	$0.00	$0.1634

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

For the Years Ended September 30, 2006 and 2005

	Common Stock		Additional		Share-
	Number of		Paid-in	Accumulated	holders’
	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2004	6,844,284	$68,443	$3,838,132	$(1,095,237)	$2,811,338

Issuance of common stock in lieu of cash for general and administrative expense	31,150	311	69,776	—	70,087
Stock warrant exercise	650,000	6,500	806,000	—	812,500
Income tax benefit associated with exercise of common stock warrants and options	—	—	830,000	—	830,000
Stock option exercises for cash	160,000	1,600	169,476	—	171,076
Expenses from stock based transaction	—	—	69,206	—	69,206
Dividend declaration	—	—	—	(1,196,457)	(1,196,457)
Net income	—	—	—	(1,119,764)	(1,119,764)

Balance September 30, 2005	7,685,434	76,854	5,782,590	(3,411,458)	2,447,986

Issuance of common stock in lieu of cash for board of directors fees	30,000	300	45,000	—	45,300
Stock option exercises for cash	51,229	512	42,427	—	42,939
Issuance of common stock in private placement	322,956	3,230	435,990	—	439,220
Net income	—	—	—	27,377	27,377

Balance September 30, 2006	8,089,619	$80,896	$6,306,007	$(3,384,081)	$3,002,822

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary

Consolidated Statements of Cash Flow

For the Years Ended September 30, 2006 and 2005

	2006	2005
Cash flows from operating activity:
Net income (loss)	$27,377	$(1,119,764)
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	75,184	(374,700)
Depreciation and amortization	150,310	102,476
Amortization of covenants not to compete	121,640	112,241
Expense from stock based transaction — employee	—	69,206
Amortization of stock issued in lieu of cash	18,120	70,087
Loss on retirement of furniture and equipment	—	2,435
Litigation settlement financed by long term debt	—	1,200,000
Change in allowance for doubtful accounts	12,924	—
(Increase) decrease in:
Accounts receivable	(96,758)	(55,695)
Inventories	(997,084)	(328,423)
Income taxes receivable	230,544	(230,544)
Prepaid expenses	(82,992)	(17,492)
Long-term prepaid expenses	18,188	24,851
Increase (decrease) in:
Accounts payable	387,253	131,782
Customer deposits	(82,339)	46,194
Accrued payroll and other accrued liabilities	46,112	(170,655)

Net cash from operating activities	(171,521)	(538,001)

Cash flows from investing activities:
Capital expenditures	(149,610)	(251,328)
Payment for Patent	(750)	—
Purchase of assets of Paranetics Technology, Inc.	—	(242,336)

Net cash from investing activities	(150,360)	(493,664)

Cash flows from financing activities:
Proceeds from exercise of common stock warrants	—	812,500
Proceeds from exercise of common stock options	42,939	171,076
Proceeds from issuance of common stock	439,220	—
Payments for long-term prepaid expenses - stock offering costs	(72,664)	—
Net proceeds from borrowings under line of credit - bank	97,550	204,715
Principal payments on long-term debt	(150,909)	—
Principal payments on covenant not to compete	(83,635)	(171,624)
Dividends paid	—	(1,196,457)

Net cash from financing activities	272,501	(179,790)

Decrease in cash and cash equivalents	(49,380)	(1,211,455)
Cash and cash equivalents - beginning of year	103,102	1,314,557

Cash and cash equivalents - end of year	$53,722	$103,102

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2006 and 2005

1.     Nature of Business

Ballistic Recovery Systems, Inc. (the “Company”) designs, manufactures and distributes rocket deployed whole-aircraft emergency parachute systems for use on general aviation and recreational aviation aircraft. The emergency parachute systems are intended for use in the event of an in-air emergency and are designed to bring down the entire aircraft and its occupants under the parachute canopy.  In the general aviation market, the Company is currently producing and selling emergency recovery systems for four four-place general aviation aircraft, known as the Cirrus Design SR20 (SR20) and SR22, and the Cessna 172 and 182.  The products for Cirrus Design Corporation (Cirrus Design) were developed in a joint effort between the Company and Cirrus Design.

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

Foreign Currency Translations and Transactions

The Company accounts for its foreign asset and liability transactions in U.S. dollars.  Therefore, there is not any material accumulated other comprehensive income or loss.  Results of operations are translated using the average exchange rates throughout the year.  Transaction gains or losses are recorded as incurred.

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

Cash Concentrations

Bank balances exceeded federally insured levels during 2006 and 2005 and exceeded federally insured levels as of September 30, 2006.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Cash and Cash Equivalents

Short-term investments with an original maturity of three months or less are considered to be cash equivalents and are stated at their fair value.

Accounts Receivable, credit risk and allowance for doubtful accounts

The Company sells its products to domestic and foreign companies.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  Accounts receivable are shown net of an allowance for doubtful accounts of $22,924 and $10,000 at September 30, 2006 and 2005, respectively.  The Company’s contract research and development projects are billed to its customers on an uncollateralized credit basis.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design, which represented 70.7% of the Company’s total sales for fiscal year 2006 and 74.0% of the Company’s total sales for fiscal year 2005.  This customer also accounted for 63% (or $339,000) and 90% (or $413,000) of accounts receivable at September 30, 2006 and 2005, respectively.  The Company supplies parachute systems to Cirrus Design from the Company’s general aviation product line.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods.  Significant assumptions, with respect to market trends and customer product acceptance are utilized to formulate the provision methods.  Sudden or continuing downward changes in the Company’s product markets may cause the Company to record additional inventory revaluation charges in future periods.  No write-off provision was made to inventories for the years ended September 30, 2006 and 2005.

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

Goodwill

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets related to the carrying amount of goodwill and other intangible assets.  Goodwill will be tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists.  The Company has concluded that no impairment of goodwill or other intangible assets exists as of September 30, 2006.

Intangibles

Patents are recorded at cost and are being amortized on a straight-line method over 17 years.  The covenants not to compete are recorded at cost and are being amortized using the straight-line method over the terms of the agreement which range from two to fifteen years.  The weighted average life of the covenants not to compete is 2.5 years at September 30, 2006.

Components of intangible assets are as follows:

	September 30, 2006		September 30, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Patents	$12,414	$11,425	$11,664	$10,739
Covenants not to compete	$605,011	$569,789	$605,011	$448,149

Amortization expense of intangible assets was $122,326 and $112,927 for the years ended September 30, 2006 and 2005, respectively.  Amortization expense is estimated to approximate $19,241, $8,854, $8,116 and $0 for the years ending September 30, 2007, 2008, 2009, and 2010, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission, Staff Accounting Bulletin No. 104, “Revenue Recognition”.  The Company recognizes revenue on product sales upon shipment to customers.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company’s consolidated financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the years ended September 30, 2006 and 2005, net income (loss) and comprehensive income (loss) were equivalent.

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

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation.  However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts.  The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25.  By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income (loss) applicable to common shares and earnings (loss) per common share (basic and diluted) for plan options would have been decreased to the pro forma amounts indicated below.

	Fiscal Year ended September 30,
	2006	2005
Net Income (loss):
As reported	$27,377	$(1,119,764)
Pro forma	$27,377	$(1,119,764)

Basic earnings (loss) per common share:
As reported	$0.00	$(0.15)
Pro forma	$0.00	$(0.15)

Diluted earnings (loss) per common share:
As reported	$0.00	$(0.15)
Pro forma	$0.00	$(0.15)

Stock based compensation:
As reported	—	$69,206
Pro forma	—	—

No options were granted or vested during fiscal years 2006 and 2005.

Ballistic Recovery Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006 and 2005

Earnings (loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 32,071 and 0 shares of dilutive securities for the years ended September 30, 2006 and 2005, respectively.  The stock based compensation in fiscal 2005 related to a modification of stock options and in fiscal 2004 related to non-employee warrants.

Following is a reconciliation of basic and diluted earnings (loss) per common share for fiscal years ended September 30, 2006 and 2005, respectively:

	Fiscal Year ended September 30,
	2006	2005
Earnings (loss) per common share — basic:

Net income (loss)	$27,377	$(1,119,764)

Weighted average shares outstanding	7,810,186	7,320,328

Earnings (loss) per common share — basic	$0.00	$(0.15)

Earnings (loss) per common share — diluted:

Net income (loss)	$27,377	$(1,119,764)

Weighted average shares outstanding	7,810,186	7,320,328
Common stock equivalents	32,071	0

Weighted average shares and potential diluted shares outstanding	7,842,257	7,320,328

Earnings (loss) per common share — diluted	$0.00	$(0.15)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Warrants for 16,401 were excluded from the computation of diluted earnings per share for the year ended September 30, 2006 since their effect was anti-dilutive for the year.

In the year ended September 30, 2005, 150,000 options were excluded from the computation of diluted loss per share since their effect was anti-dilutive with the current year loss.

The Company issued additional common shares after September 30, 2006 (see Note 14) that will impact the number of shares used to calculate future earnings per common share.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151 “Inventory Costs,” (SFAS No. 151) which amends the guidance in ARB No. 43 (ARB 43), Chapter 4 “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued.  SFAS No. 151 shall be applied prospectively.  The adoption of SFAS No. 151 was not material to the consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” (SFAS No. 153) which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued.  SFAS No. 153 shall be applied prospectively.  The adoption of SFAS No. 153 was not material to the consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123R) that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock issued to Employees.”  Beginning October 1, 2006, we will be required to expense the fair value of employee stock options and similar awards.  As a public company we are allowed to select from two alternative transition methods, each having different reporting implications.  The impact of SFAS No. 123R for unvested stock options outstanding at September 30, 2006 on the results of operations for the fiscal year ending September 30, 2007 is zero as all options are vested as of September 30, 2006.

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

In June 2006, the FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact the adoptions of FIN No. 48 will have on its consolidated financial statements.

In September 2006, the FASB has published FASB SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.  The provisions of SFAS No. 157 are effective for fiscals years beginning after November 15, 2007.  The Company believes the impact of SFAS No. 157 will not have a material effect of its consolidated financial statements.

In September 2006, the FASB has published FASB SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan assets and obligations that affected the costs of providing benefits, employers reported an asset or liability that almost always differed from the plan’s funded status. Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  The Company believes the impact of SFAS No. 158 will not have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its consolidated financial statements.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising Expenses

Non-direct response advertising expenses are recognized in the period incurred.  Non-direct response advertising expenses totaled $18,649 in 2006 and $40,805 in 2005.

Legal Costs

The Company expenses its legal costs as incurred except settlements which are expensed when a claim is probable and estimatable.

Shipping and Handling Costs

The Company records amounts being charged to customers for shipping and handling as sales and costs incurred in cost of sales.

3.                                      Cirrus Design Purchase and Supply Agreement

The Company currently operates under a Purchase and Supply Agreement with Cirrus, dated as of September 1999 and amended February 2006 (the “Cirrus Supply Agreement”).  Under the Cirrus Supply Agreement, BRS is the non-exclusive supplier of the parachute recovery system to Cirrus.

The current term of the Cirrus Supply Agreement expires in July 2007, but the Agreement is subject to rolling automatic renewal terms of 18 months, unless terminated by either party upon 18 months advance notice.  The recent amendment to the Agreement also provides that Cirrus will maintain product liability insurance on the parachute system whose components are directly or indirectly supplied by BRS.  Additionally, Cirrus has agreed to indemnify BRS for all related product liability claims involving the BRS parachute system (except for claims for economic losses or damage related solely to the aircraft).  The Cirrus Supply Agreement also gives Cirrus limited exclusivity for an increased gross weight (3,600 pound) system for a period of one year after introduction.

4.                                      Warrants Issued to Cirrus Under Purchase and Supply Agreement

On September 17, 1999, the Company entered into a Purchase and Supply Agreement with Cirrus, the manufacturer of the SR20 and SR22 aircraft that utilize the Company’s parachute system as standard equipment.  Under the Agreement, Cirrus was issued four warrants to acquire an aggregate of up to 1.4 million shares of unregistered Company common stock.  In order to execute the warrants, Cirrus was required to meet certain purchase levels of the Company’s emergency parachute systems for the SR20, SR22 and derivative aircraft over the subsequent five years.  Cirrus met their minimum purchase commitment for the first warrant period, but did not exercise the warrant to purchase 250,000 shares of common stock which expired on February 28, 2003. Cirrus met their minimum purchase commitment for warrant periods two and three, and exercised warrants to purchase an aggregate of 500,000 shares of common stock on February 29, 2004, for an aggregate exercise price of $562,500.  Cirrus met their minimum purchase commitment for warrant period four in 2004 and exercised a warrant for 650,000 shares of common stock on February 23, 2005 for an aggregate exercise price of $812,500.  Cirrus currently owns 14.22%, of the outstanding shares of BRS common stock.

5.                                      Covenants Not to Compete

On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, and SCI’s president and majority shareholder entered into a ten-year covenant not to compete with the Company.  The payments required under this agreement contained a non-interest-bearing portion and a portion that bears interest at a rate below the Company’s incremental borrowing rate.  Under generally accepted accounting principles the future payments were discounted at the Company’s incremental borrowing rate.  The 4% ten year note called for monthly payments of $4,036 through October 2005.  Payments under this agreement were unsecured.

On August 16, 2004, the Company extended the non-compete period by five additional years in exchange for the exercise of stock options held by SCI’s president under a stock subscription agreement backed by a promissory note.  The note had a principal sum of $12,500 together with aggregate interest on the unpaid principal balance of $2,500.  Payments under the note began July 1, 2005 and continued monthly with a final maturity date of October 1, 2005.  The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over a range of two to 15 years as shown in the accompanying consolidated financial statements.

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

Mr. Thomas agreed, for a two year period, not to 1) call on or solicit Company customers, 2) directly or indirectly, become employed by, consult with, manage, own or operate any business engaged in the design, manufacturing, marketing or distribution of (i) emergency parachute recovery systems for recreational, general and commercial aviation aircraft and unmanned aircraft or (ii) general aviation aircraft.  Mr. Thomas also agreed not to divulge any trade secrets or confidential information regarding the Company.  In exchange for such Resignation Agreement, the Company agreed to pay Mr. Thomas an aggregate of $230,000; $60,000 of which was paid 15 days after execution of the Agreement and $170,000 of which would be paid over a 24 month period $(7,083 per month) during the compliance of Mr. Thomas’ non-competition /non-disclosure requirements.  The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over two years as shown in the accompanying consolidated financial statements.

Future payments under these agreements are as follows:

Fiscal Year	Future Dollars	Present Dollars
2007	$7,083	$7,069
	$7,083	$7,069

6.                                      Other Financial Information

Inventories

The components of inventory consist of the following at September 30:

	2006	2005
Raw materials	$2,100,501	$1,162,175
Work in process	340,434	252,225
Finished goods	17,068	46,519
Total inventories	$2,458,003	$1,460,919

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at September 30:

	2006	2005
Office furniture and equipment	$345,535	$293,930
Manufacturing equipment	463,367	383,078
Airplane	283,183	265,467
Total fixed assets	$1,092,085	$942,475

Depreciation Expense

Depreciation expense totaled $149,624 in 2006 and $101,790 in 2005.

Long-Term Prepaid Expenses

Long-term prepaid expenses consist of the following at September 30:

	2006	2005
Stock offering costs	$72,664	$0
Other	37,261	28,269
Total long-term prepaid expenses	$109,925	$28,269

The stock offering costs will be netted against the proceeds received from the common stock proceeds the Company received after September 30, 2006.  See Note 14.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets and intangibles related to those assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets outstanding with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition.  Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss.  An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.  To date, management has determined that no impairment of long-lived assets exists.

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at September 30:

	2006	2005
Bonus and Profit Sharing Plan Accrual	$215,971	$44,530
Contingency Accrual	—	80,000
Other Miscellaneous Accruals	28,959	59,340
	$244,930	$183,870

Export Sales

The Company’s international sales are made through independent representatives in various foreign countries.  International sales as a percentage of total sales were 12.4% in 2006 and 9.6% in 2005.

Major Suppliers

During the years ended September 30, 2006 and 2005, the Company purchased its parachutes from a certain key vendor. The Company manufactures its own ballistic devices, but the propellant for the ballistic devices is purchased from a single source.  The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company’s needs.

Related Parties

Active Agreement

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development.  Pursuant to this agreement, the term of which is six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum.  On March 16, 2005 the Company extended this agreement for 12 additional months.  Consulting expenses for Mr. Popov were $25,573 and $21,162 for the years ended September 30, 2006 and 2005, respectively.

Expired Agreements

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Thomas

H. Adams, Jr., a director of the Company, pursuant to which Mr. Adams would provide certain consulting and advisory services to the Company relating to after market business development of the Company’s products.  Pursuant to this agreement, the term of which was six months, Mr. Adams was required to provide a minimum of 50 hours of services per month for $2,500 and shall be paid an additional $50 per hour for each hour over the 50 hour minimum.  On March 16, 2005 the Company extended this agreement for three months.  Consulting expenses for Mr. Adams were $0 and $10,323 for the years ended September 30, 2006 and 2005, respectively.  This agreement has expired.

Also effective as of November 19, 2004, the Company entered into an Interim Services Agreement with Robert L. Nelson, the Company’s Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer, in connection with his consulting services as interim Chief Executive Officer, Chief Financial Officer and President while the Company pursued a candidate to fill those positions on a permanent basis.  The term of this agreement was three months, with an automatic renewal of three months unless otherwise agreed to in writing.  Mr. Nelson received $11,000 per month as a fee for his services during this Agreement.  Effective March 16, 2005, Mr. Nelson’s payment under this agreement was continued at $4,000 per month and this agreement was extended an additional two months.  Consulting expenses for Mr. Nelson were $0 and $49,000 for the years ended September 30, 2006 and 2005, respectively.  This agreement has expired.

For all such agreements, the fees paid were and will be in addition to and independent of any fees or compensation owed to such directors in their capacity as non-employee directors.

Profit Sharing Plan

The Company adopted a pre-tax salary reduction plan, under the provisions of Section 401(k) of the Internal Revenue Code, in fiscal year 2000, which covers its full-time employees over age 21.  Company match contributions made for the years ended September 30, 2006 and 2005, respectively, were $12,431 and $11,336.  The Company can also make discretionary profit sharing contributions.  Company contributions made at the discretion of management and the board of directors for the years ended September 30, 2006 and 2005, respectively, were $0 and $0.

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

7.                                      Geographical Information

The Company has operations in South St. Paul, Minnesota and Tijuana, Mexico.  Information about the Company’s operations by geographical location are as follows for the year ended September 30, 2006.  The Company did not have operations in Mexico until late September 2005, therefore there is no geographical information to disclose for 2005.

	United States	Mexico	Consolidated
As of September 30, 2006 or for the year ended:
Total assets	$4,687,830	$727,426	$5,415,256
Long-lived assets	$890,705	$201,380	$1,092,085
Inventories	$1,931,957	$526,046	$2,458,003

8.                                      Line-of Credit Borrowings

The Company has a $400,000 line-of-credit with a bank on an annual renewal basis and is collateralized by all of the Company’s assets.  The current line-of-credit expires February 6, 2007.  The line calls for a variable interest rate of 9.75% at September 30, 2006 (average rate for the year ended September 30, 2006 was 8.36%).  At September 30, 2006 and 2005, there were outstanding balances of $302,265 and $204,715, respectively, under the line of credit.

9.                                      Long-Term Debt

In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of $1.2 million was to be paid by the Company over a term of 8 years, although the Company had the right to pre-pay remaining amounts due at any time.  On November 15, 2006, the Company paid the entire unpaid principal and interest outstanding on the first note detailed below and paid $5,000 towards unpaid principal on the second note detailed below with money raised through equity financing on October 25, 2006 (see Note 14).  As such, the first note payable detailed below was classified at September 30, 2006 as long-term pursuant to SFAS No. 6 “Classification of Short-Term Obligations Expected to be Refinanced”.

The components of long-term debt consisted of the following at September 30:

	2006	2005
Note payable — Parsons, principal and interest payments due in monthly installments of $17,885 including interest at 8.25%, through September 2010, collateralized by substantially all assets of the Company	$729,091	$880,000
Note payable — Parsons, interest only payments at 8.25% through September 2010, then principal and interest payments due in monthly installments of $10,065 including interest at 8.25%, from October 2010 through September 2013, collateralized by substantially all assets of the Company	320,000	320,000
Total long-term debt	1,049,091	1,200,000
Less: debt refinanced with equity offering	729,091	—
Less: current portion	—	153,951
Long-term debt, net of current portion	$320,000	$1,046,049

Future minimum payments required at September 30, 2006 are as follows:

Fiscal Year	Amount
2007	$—
2008	—
2009	—
2010	—
2011	98,027
2012 and thereafter	221,973
$320,000

Future minimum payments that would have been required at September 30, 2006 if the Company had not refinanced the first note payable through the sale of common shares in October 2006 and November 2006 assuming all covenant violations would have been waived are as follows:

Fiscal Year	Amount
2007	$160,446
2008	174,195
2009	189,122
2010	205,328
2011	98,027
2012 and thereafter	221,973
$1,049,091

10.                               Income Taxes

At September 30, 2006 and 2005, the Company had $2,000,000 and $2,050,000 in net operating loss carryforwards which will expire in 2025.  The provision for income taxes consisted of the following components for the years ended September 30:

	2006	2005
Current:
Federal	$(56,984)	$(242,300)
State	0	(26,000)
Deferred	75,184	(1,204,700)
Tax benefit of stock option and warrant exercises, credited to additional paid-in capital	0	830,000
	$18,200	$(643,000)

The tax benefit of $830,000 in 2005 noted above, relates to compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

Components of net deferred income taxes are as follows at September 30:

	2006	2005
Deferred income tax assets:
Amortization	$12,000	$24,700
Allowance for doubtful accounts	9,000	4,000
Vacation accruals	12,000	24,200
Asset valuation reserves	39,600	39,600
Net Operating Losses	707,516	729,700
Legal Settlement Accruals	420,000	510,000
Income Tax Credits	115,000	115,000
Other accruals	51,900	—
Inventory Section 263 adjustment	36,200	36,200
	1,403,216	1,483,400
Deferred income tax liabilities — depreciation	(21,000)	(26,000)
Net deferred income tax assets	$1,382,216	$1,457,400

The net deferred income taxes are reflected in the consolidated balance sheet at September 30, 2006 and 2005 as follows:

	2006	2005
Deferred tax asset — current portion	$160,700	$160,700
Deferred tax asset — non-current portion	1,221,516	1,296,700
Total	$1,382,216	$1,457,400

Reconciliation between the statutory rate and the effective tax rate for the years ended September 30, is as follows:

	2006	2005
Federal statutory tax rate	34.0%	(34.0)%
State taxes, net of federal benefit	6.3	(6.3)
Other	(0.4)	3.8
Effective tax rate	39.9%	(36.5)%

11.  Shareholders’ Equity

Common Stock

On June 22, 2006 and June 23, 2006, the Company accepted subscriptions from certain directors and executive officers of the Company relating to the issuance of 322,956 shares of common stock and warrants to acquire 16,401 shares of common stock for an aggregate purchase price of $439,220.  The warrants have a three-year term and an exercise price of $2.00 per share and have piggy-back registration rights.  The Company paid no underwriting discounts or commissions in connection with these sales.  The price per share was determined by the placement agent that assisted with the equity offering that closed on October and November 2006 (see Note 14).  The common shares issued were restricted and unregistered shares.  The price per common share was $1.36 per share and the market price was approximately $1.50 per share.  The discount to market was due to the significant amount of shares issued and the fact the shares were restricted and unregistered.  The discount was not in exchange for board services or any other services rendered or to be rendered.

On June 15, 2006 , the Company issued 6,000 shares of common stock to each of its five Board Members for a total of 30,000 shares, as partial compensation for the next five board meetings through the Company’s 2007 Annual Meeting of Stockholders.  The shares were valued at $1.51 (fair value at the date of issuance) and are expensed as services are provided.

During the third quarter of 2006, 15,000 stock options were exercised resulting in net proceeds to the Company of $15,750.  During the second quarter of 2006, 30,000 stock options were exercised resulting in net proceeds to the Company of $27,189.  In addition, the Company retired 8,771 shares in the second quarter of 2006, and the proceeds were used by the individual to exercise an additional 15,000 stock options.

During the year ended September 30, 2005, the Company issued 31,150 registered shares of common stock at $2.25 per share (the stock trading price on the date of issuance) for services rendered valued at $70,087.

Stock Options

In March 2004, the shareholders at their annual meeting approved the 2004 Stock Option Plan (the 2004 Plan), which provides for the granting of up to 600,000 options to officers, directors, employees and consultants for the purchase of stock.  No grants were made under this plan in fiscal years 2006 and 2005.

Stock option activity for the years ended September 30, 2006 and 2005 is as follows:

	Number of Shares	Option Price Range per Share
Balance at September 30, 2004	310,000	$0.44 to $1.38

Granted during fiscal year 2005	—	—
Options exercised	(160,000)	$0.44 to $1.38
Expirations	—	—

Balance at September 30, 2005	150,000	$0.91 to $1.38

Granted during fiscal year 2006	—	—
Options exercised	(60,000)	$0.91 to $1.05
Expirations	—	—

Balance at September 30, 2006	90,000	$1.05 to $1.38

Weighted average fair value of options granted during fiscal year 2006	—

Weighted average fair value of options granted during fiscal year 2005	—

At September 30, 2006:
Options vested and exercisable	90,000
Shares available for options	600,000

At September 30, 2005:
Options vested and exercisable	150,000
Shares available for options	600,000

The following tables summarize information about stock options outstanding and exercisable as of September 30, 2006:

Options Outstanding and Exercisable
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

$1.05	45,000	1.46	$1.05
$1.38	45,000	0.46	$1.38

$1.05 to $1.38	90,000	0.96	$1.22

Stock Warrants

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

12.  Acquisitions

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

SFAS No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  The acquisition of assets was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to property acquired based on the estimated fair value as of the acquisition date.  The excess of the purchase price and expenses relating to the acquisition over the fair value of the assets received resulted in goodwill of $103,774.

13.  Commitments and Contingencies

Leases

The Company leases its production facility on an airport in South St. Paul, Minnesota. Total rental expense for this operating lease during 2006 and 2005 was $42,831 and $43,138, respectively.  The Company bought out the remaining portion of its five-year sublease with its landlord in September 2002.  This buyout resulted in short-term prepaid lease expense of $24,851 at September 30, 2006 and 2005, and long-term prepaid lease expense of $3,418 and $28,269, respectively, as reflected in the accompanying consolidated financial statements.  This buyout allowed the Company to become a direct lessee with the City of South St. Paul.  This lease expires December 31, 2007.

The Company leases a second facility on the same airport for office space.  Total rental expense for this operating lease during 2006 and 2005 was $14,808 and $0, respectively.  This lease expires April 30, 2008.

The Company leases office and production space in Tijuana, Mexico. Total rental expense for this operating lease during 2006 and 2005 was $88,332 and $0, respectively. This lease expires November 14, 2007.

The Company had leased a facility on the same airport for use in research and development.  Total rental expense for this operating lease during 2006 and 2005 was $27,603 and $31,758, respectively.  This lease was terminated on July 31, 2006.

Future minimum lease payments required on non-cancelable operating leases at September 30, 2006 are as follows:

Fiscal Year	Amount
2007	$162,036
2008	45,271

Total	$207,307

Legal Proceedings

(a) In August 2003, the Company was served in two related actions, Kathleen F. Fischer and Susan Sedgwick in U.S. District Court for the Northern District of New York.  These actions arise from the crash of a Cirrus Design Corp. SR22 airplane in April 2002 near Parish, New York.  The Plaintiffs have brought claims for strict products liability, negligence and breach of warranty against Cirrus Design, the airplane’s manufacturer, the Company, which manufactures the CAPS (Cirrus Airframe Parachute System), a parachute system which is a required component of the plane, and Wings Aloft, Inc., which provided training on the SR22 to the decedents.

In June and August 2006, the Company settled with such plaintiffs without any liability to the Company.

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

In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount was to be paid by BRS over a term of 8 years, although BRS had the right to pre-pay remaining amounts due at any time.  On November 16, 2006, the Company prepaid $721,219 of such sum.  The current balance is $315,000, which requires interest only payments through September 2010, and principal and interest payments from October 2010 through September 2013.

(c) In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542.  The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California.  The case is currently in the early stages of discovery.  At this time the Company cannot state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be.

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

14.  Subsequent Events

On October 25, 2006, the Company, as part of its private placement offering of $3 million of equity securities, accepted subscription agreements from 23 accredited investors for the sale of 975,736 shares of the Company’s common stock, par value $.01 per share (the “Common Stock”), and warrants (the “Warrants”) to purchase 243,934 shares of Common Stock.  The Warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of Common Stock and Warrants of $1,327,001, less commissions in the aggregate amount of $92,890 and less a retainer and expenses of in the aggregate amount of $20,000 paid to a placement agent assisting in the placement.  Additionally, the Company will be required to issue a three-year warrant to purchase 17,075 shares of Common Stock at an exercise price of $2.00 per share to the placement agent (the “Agent’s Warrant”).  The Company has agreed to register the resale of the Common Stock and the Common Stock issuable upon exercise of the Warrants and Agent’s Warrant.  The disclosure about the foregoing agreements and instruments, and the related private placement does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made as required under applicable laws for filing annual reports with the United States Securities and Exchange Commission, and as permitted under Rule 135c under the Securities Act.

On November 15, 2006, the Company paid the unpaid principal and interest outstanding of $721,143 on the first note payable to Parsons and Aerospace Marketing and paid $5,000 towards unpaid principal on the second note payable to Parsons and Aerospace Marketing, leaving a principal balance payable of $315,000 (See Note 9).

On November 22, 2006, the Company accepted subscription agreements from 26 accredited investors for the sale of 864,704 shares of the Company’s common stock, par value $.01 per share (the “Common Stock”), and warrants (the “Warrants”) to purchase 216,176 shares of Common Stock.  The Warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of Common Stock and Warrants of $1,175,997, less commissions in the aggregate amount of $82,320 to a placement agent assisting in the placement.  Additionally, the Company will be required to issue a three-year warrant to purchase 15,132 shares of Common Stock at an exercise price of $2.00 per share to the placement agent (the “Agent’s Warrant”).  The Company has agreed to register the resale of the Common Stock and the Common Stock issuable upon exercise of the Warrants and Agent’s Warrant.  The disclosure about the foregoing agreements and instruments, and the related private placement does not constitute an offer to sell or a solicitation of an offer to buy any securities of the Company, and is made as required under applicable laws for filing annual reports with the United States Securities and Exchange Commission, and as permitted under Rule 135c under the Securities Act.

As noted above, the Company has agreed to register for resale the Common Stock and Common Stock issuable upon exercise of the Warrants and Agent’s Warrants.  The private placement offering requires the Company to file a registration statement after the closing of the private placement offering within 45 days.  The estimated closing of the private placement offering is January 5, 2007.  In addition, if the registration statement is not declared effective by he Securities and Exchange Commission within 120 days after filing the registration statement, the Company is require to pay a penalty of Units equal to an additional 1% of the warrants issued for each month that the registration statement is not declared effective.  The Company has adopted EITF 05-4, The Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, View C to account for its registration rights agreements. The Company has entered into registration rights agreements in association with the issuance of common stock and warrants. View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks. The Company believes the probability of the registration statement not being declared effective by the SEC within the prescribed timeframe is remote as defined under SFAS No. 5.  Therefore, the Company has a contingent liability for the potential penalty units.  The Financial Accounting Standards Board (Board) has postponed further discussion on EITF 05-4. Since the Board has not reached a consensus, the Company’s accounting for the registration rights may change when the Board reaches a consensus.

15.  Supplemental Cash Flow Information

Cash paid for:	2006	2005
Interest	$127,816	$21,380
Income taxes paid (refunded)	(287,428)	144,846

Summary of non-cash activity:

•                  The Company issued 6,000 shares of common stock to each of its five Board Members for a total of 30,000 shares ($45,300), as partial compensation for the next five board meetings on June 15, 2006.

•                  The Company recognized a deferred tax benefit of $830,000 for stock option and warrant exercises, credited to additional paid-in capital during fiscal year 2005.

•                  The Company entered into a covenant not to compete agreement for $225,573 in exchange for a covenant not to compete payable during fiscal year 2005.

•                  The Company applied a covenant not to compete payable in the amount of $4,036 and $8,464 to a note receivable from shareholder during fiscal year 2006 and 2005.