Form 10QSB
period 2006-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2007-02-14
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                                  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2006

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

(651) 457-7491

(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

As of February 12, 2007, there were 10,161,326 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (check one)Yes ☐   No ☒

Part I Financial Information — Item 1.  Consolidated Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$777,407	$53,722
Accounts receivable — net of allowance for doubtful accounts of $22,924 and $22,924 respectively	434,179	541,642
Inventories	2,869,101	2,458,003
Deferred tax asset — current portion	160,700	160,700
Prepaid expenses	220,213	144,509
Total current assets	4,461,600	3,358,576

Furniture, fixtures and leasehold improvements	1,106,627	1,092,085
Less accumulated depreciation and amortization	(542,117)	(506,831)
Furniture, fixtures and leasehold improvements — net	564,510	585,254

Other assets:
Patents, net of accumulated amortization of $11,522 and $11,425, respectively	892	989
Goodwill	103,774	103,774
Deferred tax asset — net of current portion	1,210,816	1,221,516
Long-term prepaid expenses	33,842	109,925
Covenant not to compete, net of accumulated amortization of $581,401 and $569,789, respectively	23,610	35,222
Total other assets	1,372,934	1,471,426

Total assets	$6,399,044	$5,415,256

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	September 30, 2006
	(Unaudited)	(Audited)
Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit — bank	$—	$302,265
Current portion of covenant not to compete, shareholders	—	7,069
Accounts payable	609,432	692,550
Customer deposits	65,850	42,916
Accrued payroll	71,471	73,613
Other accrued liabilities	54,971	244,930
Total current liabilities	801,724	1,363,343

Long-term debt, less current portion	315,000	320,000
Long-term debt refinanced through equity offering in October and November 2006	—	729,091

Total Liabilities	1,116,724	2,412,434

Shareholders’ equity:
Common stock ($.01 par value; 15,000,000 shares authorized;9,966,926 and 8,089,619 shares, respectively, issued and outstanding)	99,669	80,896
Additional paid-in capital	8,548,140	6,306,007
Accumulated deficit	(3,365,489)	(3,384,081)
Total shareholders’ equity	5,282,320	3,002,822

Total liabilities and shareholders’ equity	$6,399,044	$5,415,256

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended December 31, 2006 and 2005
(UNAUDITED)

	2006	2005
Sales	$2,111,263	$1,906,874
Cost of sales	1,389,261	1,151,681

Gross profit	722,002	755,193

Selling, general and administrative	618,220	640,652
Research and development	41,564	108,114
Intangible amortization	11,612	30,410

Income (loss) from operations	50,605	(23,983)

Other income (expense):
Interest expense	(23,096)	(27,411)
Other income	1,783	59

Income (loss) before income taxes	29,292	(51,335)

Income tax (benefit) expense	10,700	(17,600)

Net income (loss)	$18,592	($33,735)

Basic earnings (loss) per share	$0.00	$0.00

Weighted average number of shares outstanding — basic	9,167,570	7,685,434

Diluted earnings (loss) per share	$0.00	$0.00

Weighted average number of shares outstanding — diluted	9,181,102	7,685,434

Dividends per share	$0.00	$0.00

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended December 31, 2006 and 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activity:
Net income (loss)	$18,592	$(33,735)
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	10,700	(17,600)
Depreciation and amortization	35,383	35,947
Amortization of covenant not to compete	11,612	30,410
(Increase) decrease in:
Accounts receivable	107,463	(19,637)
Inventories	(411,098)	(549,278)
Prepaid income taxes	—	86,100
Prepaid expenses	(75,704)	(49,344)
Long-term prepaid expenses	3,419	6,212
Increase (decrease) in:
Accounts payable	(83,118)	315,061
Customer deposits	22,934	3,723
Accrued expenses	(136,801)	(84,981)

Net cash from operating activities	(496,618)	(277,122)

Cash flows from investing activities:
Capital expenditures	(14,542)	(78,684)

Net cash from investing activities	(14,542)	(78,684)

Cash flows from financing activities:
Cash in excess of bank balance	—	62,962
Net proceeds from issuance of common stock	2,278,270	—
Net proceeds from borrowings under line of credit — bank	(302,265)	253,081
Principal payments on long-term debt	(734,091)	(37,557)
Principal payments on covenant not to compete	(7,069)	(20,682)

Net cash from financing activities	1,234,845	257,804

Increase (decrease) in cash and cash equivalents	723,685	(98,002)
Cash and cash equivalents - beginning of period	53,722	103,102

Cash and cash equivalents - end of period	$777,407	$5,100

Cash paid for (received from) taxes	$—	$(86,100)
Cash paid for interest	$27,715	$24,431
Summary of non-cash activity:
Conversion of bonus accrual into common stock	$55,300	$—
Covenant not to compete payable applied to note receivable from shareholder	$—	$4,036

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006, previously filed with the Securities and Exchange Commission.

In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

Foreign Currency Translations and Transactions

In accordance with Statement of Financial Accounting Standard No. 52 “Foreign Currency Translation”, the Company’s Mexican operations use the U.S. Dollar as its functional currency.  The Company’s Mexican operations translate monetary assets and liabilities using current rates of exchange at the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange.  Gains and loss from remeasurement for the Mexican operations are included in the statement of operations and have historically not been significant.

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

Cash Concentrations

Bank balances exceeded federally insured levels during the first quarter of fiscal year 2007 and 2006.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Cash and Cash Equivalents

Short-term investments with an original maturity of three months or less are considered to be cash equivalents and are stated at their fair value.

Accounts Receivable, Credit Risk and Allowance for Doubtful Accounts

The Company sells its products to domestic and foreign customers.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  There were no accounts written off during the three months ended December 31, 2006 and 2005.   Accounts receivable are shown net of an allowance for doubtful accounts of $22,924 both at December 31, 2006 and September 30, 2006.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 80.5% of the Company’s total sales for the three months ended December 31, 2006, as compared to 74.5% for the same prior year periods.  This customer also accounted for 61% (or $263,600) and 63% (or $339,000) of accounts receivable at December 31, 2006 and September 30, 2006, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the three months ended December 31, 2006 or 2005.

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

Goodwill

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets related to the carrying amount of goodwill and other intangible assets.  Goodwill will be tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists.  The Company has concluded that no impairment of goodwill or other intangible assets exists as of December 31, 2006.

Intangibles

Patents are recorded at cost and are being amortized on a straight-line method over 17 years.  The covenants not to compete are recorded at cost and are being amortized using the straight-line method over the terms of the agreement which range from two to fifteen years.  The weighted average life of the covenants not to compete is 2.7 years at December 31, 2006.

Components of intangible assets are as follows:

	December 31, 2006		September 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Patents	$12,414	$11,522	$12,414	$11,425
Covenants not to compete	$605,011	$581,401	$605,011	$569,789

Amortization expense of intangible assets was $11,709 and $30,582 for the three months ended December 31, 2006 and 2005, respectively.  Amortization expense is estimated to approximate $19,241, $8,854, $8,116 and $0 for the years ending September 30, 2007, 2008, 2009, and 2010, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission, Staff Accounting Bulletin No. 104, “Revenue Recognition”.  The Company recognizes revenue on product sales upon shipment to customers.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company’s consolidated financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the three months ended December 31, 2006 and 2005, net income (loss) and comprehensive income (loss) were equivalent.

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

Stock-Based Compensation

The Company has various types of stock-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of options subject to each award and the terms, conditions, performance measures and other provisions of the award.  The Company’s general policy is to grant stock options with an exercise price at fair value at the date of grant.

Effective October 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on October 1, 2006 that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested on October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

There was no impact of adopting SFAS 123R for the three months ended December 31, 2006 as all options outstanding at September 30, 2006 were fully vested and no options were issued during the three months ended December 31, 2006.  Options and warrants issued to non-employees are recorded at fair value, as required by Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes pricing model.  For the three months ended December 31, 2006 and 2005, the Company did not issue any stock-based awards to non-employees.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income (loss) applicable to common shares and net income (loss) per common share (basic and diluted) for plan options would not have changed as indicated below.

Three Months Ended December 31,
2005

Net income (loss):
As reported	$(33,735)
Pro forma	(33,735)

Basic net income (loss) per common share:
As reported	$(0.00)
Pro forma	$(0.00)

Diluted net income (loss) per common share:
As reported	$(0.00)
Pro forma	$(0.00)

Stock based compensation:
As reported	$0
Pro forma	$0

No employee options were granted or vested during the three months ended December 31, 2006 and 2005.  Had options been granted, the fair value of each option granted would have been estimated on the date of the grant using the Black-Scholes option pricing model.

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

Following is a reconciliation of basic and diluted earnings per common share for the three months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,
	2006	2005
Earnings (loss) per common share — basic:

Net income (loss)	$18,592	$(33,735)

Weighted average shares outstanding	9,167,570	7,685,434

Net income (loss) per common share — basic	0.00	(0.00)

Earnings (loss) per common share — diluted:

Net income (loss)	18,592	(33,735)

Weighted average shares outstanding	9,167,570	7,685,434

Common stock equivalents	13,532	0

Weighted average shares and potential diluted shares outstanding	9,181,102	7,685,434

Net income (loss) per common share — diluted	$0.00	$(0.00)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants using the average market price during the period.

All outstanding options (90,000 shares) were included in the computation of common share equivalents for the three months ended December 31, 2006.

All outstanding options (150,000 shares) were excluded in the computation of common share equivalents for the three months ended December 31, 2005 since there was a loss for the quarter.

Recently Issued Accounting Pronouncements

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ consolidated financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB has published FASB SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.  The provisions of SFAS No. 157 are effective for fiscals years beginning after November 15, 2007.  The Company believes the impact of SFAS No. 157 will not have a material effect of its consolidated financial statements.

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

Advertising Expenses

Non-direct response advertising expenses are recognized in the period incurred.  Non-direct response advertising expenses totaled $1,608 and $2,610 for the three months ended December 31, 2006 and 2005, respectively.

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

Mr. Thomas agreed, for a two year period, not to 1) call on or solicit Company customers and 2) directly or indirectly, become employed by, consult with, manage, own or operate any business engaged in the design, manufacturing, marketing or distribution of (i) emergency parachute recovery systems for recreational, general and commercial aviation aircraft and unmanned aircraft or (ii) general aviation aircraft.  Mr. Thomas also agreed not to divulge any trade secrets or confidential information regarding the Company.  In exchange for such Resignation Agreement, the Company agreed to pay Mr. Thomas an aggregate of $230,000; $60,000 of which was paid 15 days after execution of the Agreement and $170,000 of which would be paid over a 24 month period ($7,083 per month) during the compliance of Mr. Thomas’ non-competition /non-disclosure requirements.  The present value of the Company’s obligation under this agreement was recorded as an intangible asset and is being amortized over two years as shown in the accompanying financial statements.  This obligation was paid in full in October 2006.

C.            Other Financial Information

Inventories

The components of inventory consist of the following at December 31, 2006 and September 30, 2006:

	12/31/2006	09/30/2006
Raw materials	$2,550,626	$2,100,501
Work in process	283,594	340,434
Finished goods	34,881	17,068
Total inventories	$2,869,101	$2,458,003

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at December 31, 2006 and September 30, 2006:

	12/31/2006	09/30/2006
Office furniture and equipment	$348,864	$345,535
Manufacturing equipment	474,580	463,367
Airplane	283,183	283,183
Total furniture, fixtures and leasehold improvements	$1,106,627	$1,092,085

Depreciation Expense

Depreciation expense totaled $35,285 and $35,775 for the three months ended December 31, 2006 and 2005, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at December 31, 2006 and September 30, 2006:

	12/31/2006	09/30/2006
Bonus and profit sharing plan accrual	$30,682	$215,971
Other miscellaneous accruals	24,289	28,959
Total other accrued liabilities	$54,971	$244,930

Related Parties — Consulting Agreements with Directors

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development.  Pursuant to this agreement, the initial term of which was six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum.  On March 16, 2006 the Company extended this agreement for 24 additional months, through May 2008.  Consulting expenses for Mr. Popov were $9,300 for the first quarter of fiscal year 2007 and $25,573 for the year ended September 30, 2006.

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

D.    Geographical Information

The Company has operations in South St. Paul, Minnesota and Mexico.  Information about the Company’s operations by geographical location are as follows for the quarter ended December 31, 2006 and the year ended September 30, 2006:

	Minnesota	Mexico	Consolidated
As of December 31, 2006:
Total Assets	$5,619,014	$780,030	$6,399,044
Long-lived assets	$898,974	$207,653	$1,106,627
Inventories	$2,296,724	$572,377	$2,869,101

	Minnesota	Mexico	Consolidated
As of September 30, 2006:
Total Assets	$4,687,830	$727,426	$5,415,256
Long-lived assets	$890,705	$201,380	$1,092,085
Inventories	$1,931,957	$526,046	$2,458,003

E.     Line-of-Credit Borrowings

The Company had a $400,000 line-of-credit with a bank which expired on February 6, 2007.  The line called for a variable interest rate of 9.75% at December 31, 2006 and September 30, 2006.  At December 31, 2006, there was no outstanding balance under the line of credit.  At September 30, 2006, there was an outstanding balance of $302,265 under the line of credit.

F.     Long-Term Debt

In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of $1.2 million was to be paid by the Company over a term of 8 years, although the Company had the right to pre-pay remaining amounts due at any time.  On November 15, 2006, the Company paid the entire unpaid principal and interest outstanding on the first note detailed below and paid $5,000 towards unpaid principal on the second note detailed below with money raised through equity financing on October 25, 2006.  As such, the first note payable detailed below was classified at September 30, 2006 as long-term pursuant to SFAS No. 6 “Classification of Short-Term Obligations Expected to be Refinanced”.

The components of long-term debt consist of the following at December 31, 2006 and September 30, 2006:

	12/31/2006	09/30/2006
Note payable — Parsons, paid in full with proceeds received from common stock offerings in October and November 2006. (Paid November 15, 2006).	$—	$729,091
Note payable — Parsons, interest only payments at 8.25% through September 2010, then principal and interest payments due in monthly installments of $9,907 including interest at 8.25%, from October 2010 through September 2013, collateralized by substantially all assets of the Company	315,000	320,000

Total long-term debt	315,000	1,049,091

Less: debt refinanced through equity offering	—	729,091

Less: current portion	—	—

Long-term debt, net of current portion	$315,000	$320,000

Future minimum payments required at December 31, 2006 are as follows:

Fiscal Year	Amount

2007	$—

2008	—

2009	—

2010	—

2011	96,495

2012 and thereafter	218,505

$315,000

G.    Shareholders’ Equity

Common Stock and Stock Warrants

On October 25, 2006, the Company, as part of its private placement offering of $3 million of equity securities, accepted subscription agreements from 23 accredited investors for the sale of 975,736 shares of the Company’s Common Stock, par value $.01 per share ( “Common Stock”), and warrants (the “Warrants”) to purchase 243,934 shares of Common Stock.  The Warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of Common Stock and Warrants of $1,327,001, less commissions in the aggregate amount of $92,890 and less a retainer and expenses of in the aggregate amount of $20,000 paid to a placement agent assisting in the placement.  Additionally, the Company issued a three-year warrant to purchase 85,377 shares of Common Stock at an exercise price of $2.00 per share to the placement agent (“Agent’s Warrants”).  The Company has agreed to register the resale of Common Stock and Common Stock issuable upon exercise of the Warrants and Agent’s Warrants.

On November 22, 2006, the Company accepted subscription agreements from 26 accredited investors for the sale of 864,704 shares of Common Stock, and Warrants to purchase 216,176 shares of Common Stock.  The Warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of Common Stock and Warrants of $1,175,997, less commissions in the aggregate amount of $82,320 to a placement agent assisting in the placement.  Additionally, the Company issued a three-year Agent’s Warrant s to purchase 75,661 shares of Common Stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of Common Stock and Common Stock issuable upon exercise of the Warrants and Agent’s Warrants.  The price paid was $1.36 for the common shares and warrants issued and the market price for common stock was $1.48 and $1.45 per common share on October 25, 2006 and November 22, 2006, respectively.  The discount to market was due to the significant amount of shares issued and the fact the shares were restricted and unregistered.

As noted above, the Company has agreed to register for resale the shares of Common Stock and Common Stock issuable upon exercise of the Warrants and Agent’s Warrants.  The private placement offering requires the Company to file a registration statement within 45 days after the last closing this offering.  The final closing of the private placement offering was January 10, 2007.  In addition, if the registration statement is not declared effective by he Securities and Exchange Commission within 120 days after filing the registration statement, the Company is require to pay a penalty of Units equal to an additional 1% of the warrants issued for each month that the registration statement is not declared effective.  The Company has adopted EITF 05-4, The Effect of Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19, View C to account for its registration rights agreements.  View C of EITF 05-4 takes the position that the registration rights should be accounted for separately from the financial instrument as the payoff of the financial instruments is not dependent on the payoff of the registration rights agreement, and according to DIG K-1, registration rights agreements and the financial instruments do not meet the combining criteria as they relate to different risks. The Company believes the probability of the registration statement not being declared effective by the SEC within the prescribed timeframe is remote as defined under SFAS No. 5.  Therefore, the Company has a contingent liability for the potential penalty units.  The Financial Accounting Standards Board (Board) has postponed further discussion on EITF 05-4. Since the Board has not reached a consensus, the Company’s accounting for the registration rights may change when the Board reaches a consensus.

On June 22, 2006 and June 23, 2006, the Company accepted subscriptions from certain directors and executive officers of the Company relating to the issuance of an aggregate of 322,956 shares of common stock and warrants to acquire 16,401 shares of common stock for an aggregate purchase price of $439,220.  The warrants have a three-year term and an exercise price of $2.00 per share and have piggy-back registration rights.  The Company paid no underwriting discounts or commissions in connection with these sales.  The price per share was the same as the offering price as in the equity offering that closed on October and November 2006.  The common shares issued were restricted and unregistered shares.  The price per common share was $1.36 per share and the market price was approximately $1.50 per share.  The discount to market was due to the significant amount of shares issued and the fact the shares were restricted and unregistered.  The discount was not in exchange for board services or any other services rendered or to be rendered.

On June 15, 2006, the Company issued 6,000 shares of common stock to each of its five Board Members for a total of 30,000 shares, as partial compensation for the next five board meetings through the Company’s 2007 Annual Meeting of Stockholders.  The shares were valued at $1.51 per share (fair value at the date of issuance) and are expensed as services are provided.

Stock Options

In March 2004, Company shareholders at their annual meeting approved the 2004 Stock Option Plan (the “2004 Plan”), which provides for the granting of up to 600,000 options to officers, directors, employees and consultants for the purchase of stock.  Under the 2004 Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Vesting requirements of all awards under this plan are time based and vary by individual grant. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

The weighted average remaining contractual term of options exercisable at December 31, 2006, was 0.71 years.

The following table summarizes information about stock options outstanding at December 31, 2006:

		Weighted	Range of
		Average	Option
		Exercise	Exercise
	Options	Price	Price
Options Outstanding — September 30, 2004	310,000	$1.09	$0.44 - $1.38
Granted	—	—	—
Canceled or expired	—	—	—
Exercised	160,000	$1.07	$0.44 - $1.38
Options Outstanding — September 30, 2005	150,000	$1.11	$0.91 - $1.38
Granted	—	—	—
Canceled or expired	—	—	—
Exercised	60,000	$0.945	$0.91 - $1.38
Options Outstanding — September 30, and December 31, 2006	90,000	$1.22	$1.05 - $1.38
Options exercisable — December 31, 2006	90,000	$1.22	$1.05 - $1.38

The aggregate intrinsic value of options outstanding and exercisable is $0 and $0 at December 31, 2006 and 2005, respectively.

As of December 31, 2006, there was $0 of total unrecognized compensation costs related to the outstanding stock options.

H.    Commitments and Contingencies

Legal Proceedings

a) In August 2003, the Company was served in two related actions, Kathleen F. Fischer and Susan Sedgwick in U.S. District Court for the Northern District of New York.  These actions arise from the crash of a Cirrus Design Corp. SR22 airplane in April 2002 near Parish, New York.  The Plaintiffs have brought claims for strict products liability, negligence and breach of warranty against Cirrus Design, the airplane’s manufacturer, the Company, which manufactures the CAPS (Cirrus Airframe Parachute System), a parachute system which is a required component of the plane, and Wings Aloft, Inc., which provided training on the SR22 to the decedents.  In June and August 2006, the Company settled with such plaintiffs without any liability to the Company.

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

I.                 Dividend Payment

The Board of Directors examines the liquidity and capital requirements of the Company at each board meeting.  If in the judgment of the Board of Directors, they may declare a special dividend.  No dividend was declared or paid in the three months ended December 31, 2006.

J.              Warrants

Stock warrant activity is as follows for the three months ended December 31:

	Outstanding	Exercise Price
Outstanding at September 30, 2006	16,401	$2.00
Granted	621,148	2.00
Exercised or forfeited	—	—
Outstanding at December 31, 2006	637,549	$2.00

Warrants outstanding and exercisable as of December 31, 2006, are as follows:

		Weighted-Average
		Remaining
		contractual	Exercise
Exercise Prices	Warrants	life	prices
$2.00	637,549	2.86	$2.00

Stock warrants issued during the three months ended December 31, 2006 were awarded for:

2006
Common stock	621,148

K.            Subsequent Event

On January 10, 2007, the Company accepted subscriptions relating to the issuance of 194,400 shares of Common Stock and Warrants to purchase an additional 48,600 shares of Common Stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $264,384, less commissions in the aggregate amount of $18,507 paid to a placement agent assisting in the placement.  Additionally, the Company issued a three-year warrant to purchase 17,010 shares of Common Stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the Common Stock and the Common Stock issuable upon exercise of the Warrants.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Sales

Total sales increased $204,389, or 10.7%, from $1,906,874 for the three months ended December 31, 2005 to $2,111,263 for the three months ended December 31, 2006.  Sales from the Company’s general aviation products, which consist primarily of sales to Cirrus, increased $279,482, or 19.7% from $1,420,804 for the three months ended December 31, 2005 to $1,700,287 for the three months ended December 31, 2006.   Sales from the Company’s general aviation products accounted for 80.5% of total revenue for fiscal year 2006 compared to 74.5% of total sales for fiscal year 2005.  Sales from the Company’s recreational and LSA products decreased $50,315, or 11.8% from $424,875 for the three months ended December 31, 2005 to $374,560 for the three months ended December 31, 2006.   Other revenue, which consists of repairs, repacks, and shipping and packing charges, increased by $5,813, or 19.0% from $30,604 for the three months ended December 31, 2005 to $36,416 for the three months ended December 31, 2006.

Sales of the Company’s general aviation products consist largely of sales o Cirrus where the Company’s products are standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.  The Company delivered 168 and 146 units to Cirrus in first quarters of fiscal years 2007 and 2006, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  As of December 31, 2006, the Company had a backlog of orders from Cirrus totaling approximately $8.5 million.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to maintain fiscal year 2006 manufacturing volumes for its aircraft throughout fiscal year 2007.  As a result, the Company is forecasting flat growth in 2007 in its general aviation revenues.  No assurance can be given that general aviation revenues will remain as anticipated.  Until the Company becomes diversed in general aviation, future production volumes for the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2007.  Any negative impact on Cirrus’ sales would have a significant negative impact on the Company’s revenues.

The Company’s recreational and LSA aircraft product line sales decreased by 11.8% during the first quarter of fiscal year 2007 compared to the first quarter of the prior fiscal year.  LSA and recreational sales accounted for 17.7% of the Company’s revenues for first quarter of fiscal year 2007 versus 22.3% of the Company’s revenues for the first quarter of the prior fiscal year.  This decrease is the result of a very strong first quarter in fiscal year 2006, which reported 31% growth over the first quarter of fiscal year 2005.  The LSA and recreational aircraft products business relies on customer acceptance of the Company’s parachute concept and the existence of installation designs for light sport and recreational aircraft.

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

Gross Operating Margin

Gross operating margin as a percentage of revenues was 34.2% for the first quarter of fiscal year 2007 compared to 39.6% for the comparative quarter of fiscal year 2006.  The factors contributing to this 5.4% reduction in gross margin include increased freight costs with the addition of the Mexican facilty, increases in labor and various material costs, and an increase in the inventory reserve. In addition, a price reduction was given to Cirrus associated with increased purchase quantities.  The Company expects to provide additional pricing reductions to its larger customers in the future and as a result, the gross margins could be impacted.  The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 29.3% ($618,220) for the first quarter of fiscal year 2007 as compared to 33.6% ($640,652) for the first quarter of fiscal year 2006.  This net decrease for the first quarter of $22,432 in selling, general and administrative costs consisted of a decrease in general and administrative start-up costs for our Mexico production facility of $135,596 and a decrease in legal fees of $34,755, off-set by an increase in insurance costs associated with the indemnification agreement with Cirrus totaling $132,665 and an increase of Board of Directors fees of $21,060.  Prior to February 3, 2006, there were no product liability costs as the Company did not maintain product liability insurance on any of its products.  The prior year costs associated with the Mexico operation included relocating operations to a new building, setting up and production of test products and the testing of those products.

Research and Development, net

Research and development costs were 2.0% and 5.7% of sales for the first quarter of fiscal years 2007 and 2006, respectively.  Increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.  The Company expects research and development costs to exceed $900,000 for fiscal year 2007.

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

Intangible Amortization

The Company records amortization expense related to the covenant not to compete agreements entered into with SCI and Mr. Thomas over the remaining life of the agreements.  Intangible amortization expense decreased by $18,798 for the first quarter of fiscal year 2007 over the same period in the prior year due to the completion of the amortization on the covenant not to compete agreement entered into with Mr. Thomas.  This covenant not to compete became fully amortized in October 2006.

Net Income (Loss) and Earnings (Loss) per Share

Income (loss) before income taxes as a percentage of revenues was 1.4% and (2.7%) for the first quarter of fiscal year 2007 and 2006, respectively.

Earnings per share were relatively consistent in the fiscal periods.  On a diluted earnings per share basis, net income of $18,592 for the first quarter of fiscal year 2007 was 0.9% of sales or $0.002 per share, as compared to net loss of ($33,735), which was (1.8%) of sales or ($0.004) per share for the prior fiscal year quarter.

Liquidity and Capital Resources:

As of December 31, 2006, the Company had cash and cash equivalents of $777,407.

On October 25, 2006, the Company accepted subscriptions relating to the issuance of 975,736 shares of common stock and warrants to purchase an additional 243,934 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $1,327,001, less commissions in the aggregate amount of $92,890 and less a retainer and expenses in the aggregate amount of $20,000 paid to a placement agent assisting in the placement.  Additionally, the Company will be required to issue a three-year warrant to purchase 85,377 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the common stock and the common stock issuable upon exercise of the warrants.

On November 22, 2006, the Company accepted subscriptions relating to the issuance of 864,704 shares of common stock and warrants to purchase an additional 216,176 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $1,175,997, less commissions in the aggregate amount of $82,320 paid to a placement agent assisting in the placement.  Additionally, the Company will be required to issue a three-year warrant to purchase 75,661 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the common stock and the common stock issuable upon exercise of the warrants.

On January 10, 2007, the Company accepted subscriptions relating to the issuance of 194,400 shares of common stock and warrants to purchase an additional 48,600 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $264,384, less commissions in the aggregate amount of $18,507 paid to a placement agent assisting in the placement.  Additionally, the Company will be required to issue a three-year warrant to purchase 17,010 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the common stock and the common stock issuable upon exercise of the warrants.

On November 15, 2006, the Company paid the unpaid principal and interest outstanding of $721,143 on the first note payable to Parsons and Aerospace Marketing and paid $5,000 towards unpaid principal on the second note payable to Parsons and Aerospace Marketing, leaving a principal balance payable of $315,000.

The Company anticipates a need to make continuing capital improvements of approximately $138,000 during the fiscal year ending September 30, 2007 to its current production facilities in both the US and Mexico and continued equipment and tooling upgrades.  The Company believes that existing cash and cash equivalents, cash generated from operations and the proceeds received in January 2007 from the sale of common stock and warrants will provide sufficient cash flow to meet working capital, capital expenditure and operating requirements during the next 12 months.  Debt financing may be used for cash requirements over the next twelve months to fund material research and development costs if necessary.

The Company does not presently have product liability insurance on any products other than the Cirrus products and must fund the expenses of its pending lawsuits.  Furthermore, a significant judgment against the Company in its existing litigation could have a material impact on the Company.  The Company has incurred approximately $44,475 in legal fees for the first three months of fiscal year 2007 and $258,000 in legal fees for fiscal year 2006 attributable to all legal support matters and the defense of its pending lawsuits.

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

Off-Balance Sheet Arrangements

During the quarter ended December 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

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

Recently Issued Accounting Pronouncements

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ consolidated financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial statements.

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

In September 2006, the FASB has published FASB SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.  The provisions of SFAS No. 157 are effective for fiscals years beginning after November 15, 2007.  The Company believes the impact of SFAS No. 157 will not have a material effect of its consolidated financial statements.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of December 31, 2006, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer at the time concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Fischer/Sedgwick

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

Aerospace Marketing, Inc./Parsons

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

McGrath

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

Rayner

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2007, the Company accepted subscriptions relating to the issuance of 194,400 shares of common stock and warrants to purchase an additional 48,600 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $264,384, less commissions in the aggregate amount of $18,507 paid to a placement agent assisting in the placement.  Additionally, the Company will be required to issue a three-year warrant to purchase 17,010 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the common stock and the common stock issuable upon exercise of the warrants.

ITEM 6.                  EXHIBITS

Exhibits

The following documents are included or referenced in this report.

Exhibit Number	Description
4.1

Form of Subscription Agreement entered into with investors in private placement completed from October 2006 to January 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB filed December 26, 2006.)

4.2	Form of Warrant issued to investors in private placement completed from October 2006 to January 2007.
4.3	Form of Agents Warrant issued in connection with private placement completed from October 2006 to January 2007
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.
32.1	Section 1350 Certification of Principal Executive Officer.
32.2	Section 1350 Certification of Principal Accounting Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2007	/s/ Larry E. Williams
By Larry E. Williams
Principal Executive Officer

/s/ Don R. Hedquist
By Don R. Hedquist
Principal Accounting Officer