Form 10QSB
period 2007-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2007-05-14
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒                              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

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

As of May 12, 2007, there were 10,171,826 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Part I Financial Information — Item 1.  Consolidated Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$667,444	$53,722
Accounts receivable - net of allowance for doubtful accounts of $22,924 and $22,924, respectively	780,146	541,642
Inventories	2,863,347	2,458,003
Deferred tax asset — current portion	160,700	160,700
Prepaid expenses	280,589	144,509
Total current assets	4,752,226	3,358,576

Furniture, fixtures and leasehold improvements	1,172,479	1,092,085
Less: accumulated depreciation and amortization	(580,540)	(506,831)
Furniture, fixtures and leasehold improvements — net	591,939	585,254

Other assets:
Patents, net of accumulated amortization of $11,620 and $11,425, respectively	794	989
Goodwill	103,774	103,774
Deferred tax asset — net of current portion	1,205,716	1,221,516
Long-term prepaid expenses	33,842	109,925
Covenant not to compete, net of accumulated amortization of $583,615 and $569,789, respectively	21,396	35,222
Total other assets	1,365,522	1,471,426

Total assets	$6,709,687	$5,415,256

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	(Unaudited)	(Audited)

Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit — bank	$—	$302,265
Current portion of covenant not to compete, shareholders	—	7,069
Accounts payable	559,060	692,550
Customer deposits	146,205	42,916
Accrued payroll	74,044	73,613
Other accrued liabilities	98,842	244,930
Total current liabilities	878,151	1,363,343

Long-term debt, less current portion	315,000	320,000
Long-term debt refinanced through equity offering in October and November 2006	—	729,091

Total Liabilities	1,193,151	2,412,434

Shareholders’ equity:
Common stock ($.01 par value; 15,000,000 shares authorized;10,171,826 and 8,089,619 shares, respectively, issued and outstanding)	101,718	80,896
Additional paid-in capital	8,771,348	6,306,007
Accumulated deficit	(3,356,530)	(3,384,081)
Total shareholders’ equity	5,516,536	3,002,822

Total liabilities and shareholders’ equity	$6,709,687	$5,415,256

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months ended March 31, 2007 and 2006
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Sales	$2,182,872	$2,316,634	$4,294,135	$4,223,508
Cost of sales	1,356,318	1,458,822	2,745,579	2,610,503

Gross profit	826,554	857,812	1,548,556	1,613,005

Selling, general and administrative	617,921	692,820	1,236,141	1,333,472
Research and development	190,452	139,530	232,016	247,644
Intangible amortization	2,213	30,410	13,826	60,820

Income (loss) from operations	15,968	(4,948)	66,573	(28,931)

Other income (expense):
Interest expense	(6,497)	(40,589)	(29,593)	(68,000)
Other income	4,588	43	6,371	102

Income (loss) before income taxes	14,059	(45,494)	43,351	(96,829)

Income tax expense (benefit)	5,100	(17,882)	15,800	(35,482)

Net income (loss)	$8,959	$(27,612)	$27,551	$(61,347)

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average number of shares outstanding - basic	10,141,476	7,698,695	9,649,172	7,691,992

Diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average number of shares outstanding - diluted	10,161,540	7,698,695	9,664,390	7,691,992
Dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended March 31, 2007 and 2006
(UNAUDITED)

	Six Months Ended March 31
	2007	2006
Cash flows from operating activity:
Net income (loss)	$27,551	$(61,347)
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	15,800	(35,482)
Depreciation and amortization	73,904	73,173
Amortization of covenant not to compete	13,826	60,820
(Increase) decrease in:
Accounts receivable	(238,504)	20,817
Inventories	(405,344)	(584,871)
Prepaid income taxes	—	86,100
Prepaid expenses	(136,080)	(64,224)
Long-term prepaid expenses	76,083	12,425
Increase (decrease) in:
Accounts payable	(133,490)	434,774
Customer deposits	103,289	3,823
Accrued expenses	(90,357)	(75,672)

Net cash from operating activities	(693,322)	(129,664)

Cash flows from investing activities:
Capital expenditures	(80,394)	(94,578)

Net cash from investing activities	(80,394)	(94,578)

Cash flows from financing activities:
Net proceeds from issuance of common stock and common stock warrants	2,416,373	—
Net proceeds from borrowings under line of credit — bank	(302,265)	301,245
Principal payments on long-term debt	(734,091)	(75,057)
Proceeds from exercise of common stock options	14,490	27,189
Principal payments on covenant not to compete	(7,069)	(41,534)

Net cash from financing activities	1,387,438	211,843

Increase (decrease) in cash and cash equivalents	613,722	(12,399)
Cash and cash equivalents - beginning of period	53,722	103,102

Cash and cash equivalents - end of period	$677,444	$90,703

Cash paid for (received from) taxes	$—	$(86,100)
Cash paid for interest	$34,225	$61,090
Summary of non-cash activity:
Conversion of bonus accrual into common stock	$55,300	$—

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
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

Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006, previously filed with the Securities and Exchange Commission.

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

Cash Concentrations

Bank balances exceeded federally insured levels during the second quarter of fiscal year 2007 and 2006.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Cash and Cash Equivalents

Short-term investments with an original maturity of three months or less are considered to be cash equivalents and are stated at their fair value.

Accounts Receivable, Credit Risk and Allowance for Doubtful Accounts

The Company sells its products to domestic and foreign customers.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  There were no accounts written off during the three and six months ended March 31, 2007 and 2006.   Accounts receivable are shown net of an allowance for doubtful accounts of $22,924 both at March 31, 2007 and September 30, 2006.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 74.4% and 77.4% of the Company’s total sales for the three and six months ended March 31, 2007, as compared to 69.6% and 71.8% for the same prior year periods.  This customer also accounted for 69% (or $537,100) and 63% (or $339,000) of accounts receivable at March 31, 2007 and September 30, 2006, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.  The Company’s dependence on Cirrus typically is highest during the first two quarters of the fiscal year due to the seasonality of the Company’s recreational product line.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the three and six months ended March 31, 2007 or 2006.

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

Goodwill

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets related to the carrying amount of goodwill and other intangible assets.  Goodwill will be tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists.  The Company has concluded that no impairment of goodwill or other intangible assets exists as of March 31, 2007 and 2006.

Intangibles

Patents are recorded at cost and are being amortized on a straight-line method over 17 years.  The covenants not to compete are recorded at cost and are being amortized using the straight-line method over the terms of the agreement which range from two to fifteen years.  The weighted average life of the covenants not to compete is 2.5 years at March 31, 2007.

Components of intangible assets are as follows:

	March 31, 2007		September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$12,414	$11,620	$12,414	$11,425
Covenants not to compete	$605,011	$583,615	$605,011	$569,789

Amortization expense of intangible assets was $11,709 and $14,021 for the three and six months ended March 31, 2007, compared to $30,582 and $61,163 for the three and six months ended March 31, 2006.  Amortization expense is estimated to approximate $19,241, $8,854, $8,116 and $0 for the years ending September 30, 2007, 2008, 2009, and 2010, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission, Staff Accounting Bulletin No. 104, “Revenue Recognition”.  The Company recognizes revenue on product sales upon shipment to customers.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company’s consolidated financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the three and six months ended March 31, 2007 and 2006, net income (loss) and comprehensive income (loss) were equivalent.

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

There was no impact of adopting SFAS 123R for the three and six months ended March 31, 2007 as all options outstanding at September 30, 2006 were fully vested and no options were issued during the three and six months ended March 31, 2007.  Options and warrants issued to non-employees are recorded at fair value, as required by Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes pricing model.  For the three and six months ended March 31, 2007 and 2006, the Company did not issue any stock-based awards to non-employees.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income (loss) applicable to common shares and net income (loss) per common share (basic and diluted) for plan options would not have changed as indicated below.

	Three Months Ended March 31,	Six Months Ended March 31,
	2006	2006

Net income (loss):
As reported	$(27,612)	$(61,347)
Pro forma	(27,612)	(61,347)

Basic net income (loss) per common share:
As reported	$(0.00)	$(0.01)
Pro forma	$(0.00)	$(0.01)

Diluted net income (loss) per common share:
As reported	$(0.00)	$(0.01)
Pro forma	$(0.00)	$(0.01)

Stock based compensation:
As reported	$0	$0
Pro forma	$0	$0

No employee options were granted or vested during the three months ended March 31, 2007 and 2006.  Had options been granted, the fair value of each option granted would have been estimated on the date of the grant using the Black-Scholes option pricing model.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 45,000 shares of dilutive securities for the three months ended March 31, 2007.

Following is a reconciliation of basic and diluted earnings per common share for the three and six months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Earnings (loss) per common share — basic:

Net income (loss)	$8,959	$(27,612)	$27,551	$(61,347)

Weighted average shares outstanding	10,141,476	7,698,695	9,649,172	7,691,992

Net income (loss) per common share — basic	$0.00	$(0.00)	$0.00	$(0.01)

Earnings (loss) per common share — diluted:

Net income (loss)	$8,959	$(27,612)	$27,551	$(61,347)

Weighted average shares outstanding	10,141,476	7,698,695	9,649,172	7,691,992

Common stock equivalents	20,064	0	15,218	0

Weighted average shares and potential diluted shares outstanding	10,161,540	7,698,695	9,664,390	7,691,992

Net income (loss) per common share — diluted	$0.00	$(0.00)	$0.00	$(0.01)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants using the average market price during the fiscal year.

All outstanding options (45,000 shares) were included in the computation of common share equivalents for the three and six months ended March 31, 2007.

All outstanding options (105,000 shares) were excluded in the computation of common share equivalents for the three and six months ended March 31, 2006 since there was a loss for the periods.

Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to expand the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising Expenses

Non-direct response advertising expenses are recognized in the period incurred.  Non-direct response advertising expenses totaled $1,608 and $5,314 for the three and six months ended March 31, 2007 and $2,407 and $5,017 for the three and six months ended March 31, 2006, respectively.

Legal Costs

The Company expenses its legal costs as incurred except settlements which are expensed when a claim is probable and estimatable.

Shipping and Handling Costs

The Company records amounts being charged to customers for shipping and handling as sales and costs incurred in cost of sales.

Reclassifications

For comparability, certain March 31, 2006 amounts have been reclassified to conform with classifications adopted in 2007.

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

Mr. Thomas agreed, for a two year period, not to 1) call on or solicit Company customers and 2) directly or indirectly, become employed by, consult with, manage, own or operate any business engaged in the design, manufacturing, marketing or distribution of (i) emergency parachute recovery systems for recreational, general and commercial aviation aircraft and unmanned aircraft or (ii) general aviation aircraft.  Mr. Thomas also agreed not to divulge any trade secrets or confidential information regarding the Company.  In exchange for such Resignation Agreement, the Company agreed to pay Mr. Thomas an aggregate of $230,000; $60,000 of which was paid 15 days after execution of the Agreement and $170,000 of which would be paid over a 24 month period ($7,083 per month) during the compliance of Mr. Thomas’ non-competition /non-disclosure requirements.  The present value of the Company’s obligation under this agreement was recorded as an intangible asset and was amortized over two years as shown in the accompanying financial statements.  This obligation was paid in full in October 2006.

C.            Other Financial Information

Inventories

The components of inventory consist of the following at March 31, 2007 and September 30, 2006:

	03/31/2007	09/30/2006
Raw materials	$2,341,826	$2,100,501
Work in process	484,263	340,434
Finished goods	37,258	17,068
Total inventories	$2,863,347	$2,458,003

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at March 31, 2007 and September 30, 2006:

	03/31/2007	09/30/2006
Office furniture and equipment	$365,038	$345,535
Manufacturing equipment	524,258	463,367
Airplane	283,183	283,183
Total furniture, fixtures and leasehold improvements	$1,172,479	$1,092,085

Depreciation Expense

Depreciation expense totaled $38,424 and $73,709 for the three and six months ended March 31, 2007, and $37,055 and $72,831 for the three and six months ended March 31, 2006, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at March 31, 2007 and September 30, 2006:

	03/31/2007	09/30/2006
Bonus and profit sharing plan accrual	$45,408	$215,971
Other miscellaneous accruals	53,434	28,959
Total other accrued liabilities	$98,842	$244,930

Related Parties — Consulting Agreements with Directors

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development.  Pursuant to this agreement, the initial term of which was six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum.  On March 16, 2006 the Company extended this agreement for 24 additional months, through May 2008.  Consulting expenses for Mr. Popov were an aggregate of $19,985 for the first and second quarters of fiscal year 2007 and $25,573 for the year ended September 30, 2006.

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

D.            Geographical Information

The Company has operations in South St. Paul, Minnesota and Tijuana, Mexico.  Information about the Company’s operations by geographical location are as follows for the quarter ended March 31, 2007 and the year ended September 30, 2006:

	Minnesota	Mexico	Consolidated
As of March 31, 2007:
Total Assets	$5,965,940	$743,747	$6,709,687
Long-lived assets	$946,437	$226,042	$1,172,479
Inventories	$2,440,247	$423,100	$2,863,347

	Minnesota	Mexico	Consolidated
As of September 30, 2006:
Total Assets	$4,687,830	$727,426	$5,415,256
Long-lived assets	$890,705	$201,380	$1,092,085
Inventories	$1,931,957	$526,046	$2,458,003

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

The components of long-term debt consist of the following at March 31, 2007 and September 30, 2006:

	03/31/2007	09/30/2006
Note payable — Parsons, paid in full with proceeds received from common stock offerings in October and November 2006. (Paid November 15, 2006).	$—	$729,091

Note payable — Parsons, interest only payments at 8.25% through September 2010, then principal and interest payments due in monthly installments of $9,907 including interest at 8.25%, from October 2010 through September 2013, collateralized by substantially all assets of the Company	315,000	320,000

Total long-term debt	315,000	1,049,091

Less: debt refinanced through equity offering	—	729,091

Less: current portion	—	—

Long-term debt, net of current portion	$315,000	$320,000

Future minimum payments required at March 31, 2007 are as follows:

Fiscal Year	Amount
2007	$—
2008	—
2009	—
2010	—
2011	96,495
2012 and thereafter	218,505
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

On January 10, 2007, the Company accepted subscriptions agreements from 11 accredited investors for the sale of 194,400 shares of Common Stock and Warrants to purchase 48,600 shares of Common Stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $264,384, less commissions in the aggregate amount of $18,507 paid to a placement agent assisting in the placement.  Additionally, the Company issued a three-year warrant to purchase 17,010 shares of Common Stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the Common Stock and the Common Stock issuable upon exercise of the Warrants

As noted above, the Company registered for resale Common Stock and Common Stock issuable upon exercise of the Warrants and Agent’s Warrants.  The private placement offering required the Company to file a registration statement after the closing of the private placement offering within 45 days.  The final closing of the private placement offering was January 10, 2007 and the registration statement was filed on March 20, 2007.  In addition, the registration statement was declared effective by he Securities and Exchange Commission on March 23, 2007.

On March 15, 2007, the Company agreed to issue 6,000 shares of common stock to each of its five independent Board Members for a total of 30,000 shares, as partial compensation for the next five board meetings through the Company’s 2008 Annual Meeting of Stockholders.  The shares were valued at $1.85 per share (fair value at the date of award) and are expensed as services are provided.

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

The weighted average remaining contractual term of options exercisable at March 31, 2007, was 1.0 year.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options Outstanding — September 30, 2004	310,000	1.09	$0.44 - $1.38
Granted	—	—	—
Canceled or expired	—	—	—
Exercised	160,000	1.07	$0.44 - $1.38
Options Outstanding — September 30, 2005	150,000	$1.11	$0.91 - $1.38
Granted	—	—	—
Canceled or expired	—	—	—
Exercised	60,000	$0.945	$0.91 - $1.38
Options Outstanding — September 30, 2006	90,000	$1.22	$1.05 - $1.38
Granted	—	—	—
Canceled or expired	34,500	$1.38	$1.38
Exercised	10,500	$1.38	$1.38
Options Outstanding —March 31, 2007	45,000		$1.05
Options Exercisable — March 31, 2007	45,000		$1.05

The aggregate intrinsic value of options outstanding and exercisable is $0 and $0 at March 31, 2007 and 2006, respectively.

As of March 31, 2007, there was $0 of total unrecognized compensation costs related to the outstanding stock options.

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

(c) In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542.  The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California.  The case is currently in discovery.  At this time the Company cannot state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be.

(d) On September 16, 2005, an action was commenced against the Company by Robert Treat Rayner, in the Circuit Court of the 5th Judicial Circuit in and from Lake County Florida, File No. 04 CA 1749.  The Complaint alleges that plaintiff was injured when his ultralight aircraft crashed while being towed by another ultralight.  Plaintiff alleges that he deployed his BRS system, but that it failed to deploy properly.  The case is currently in discovery.  At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or the amount or range of potential loss, if any.  BRS believes that it has strong defenses to the suit and will vigorously defend against the claims.

I.                 Dividend Payment

The Board of Directors examines the liquidity and capital requirements of the Company at each board meeting.  If in the judgment of the Board of Directors, they may declare a special dividend.  No dividend was declared or paid in the three and six months ended March 31, 2007.

J.              Warrants

Stock warrant activity is as follows for the six months ended March 31:

	Outstanding	Exercise Price
Outstanding at September 30, 2006	16,401	$2.00
Granted	686,758	2.00
Exercised or forfeited	—	—
Outstanding at March 31, 2007	703,159	$2.00

Warrants outstanding and exercisable as of March 31, 2007, are as follows:

	Weighted-Average
Warrants	Remaining contractual life	Exercise prices
703,159	2.261	$2.00

Stock warrants issued during the six months ended March 31, 2007 were awarded for:

2007
Common stock	$686,758

ITEM 2.                                                                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Sales

Total sales decreased $133,762, or 5.8%, from $2,316,634 for the three months ended March 31, 2006 to $2,182,872 for the three months ended March 31, 2007, due to a weakening of Light Sport Aircraft (“LSA”) sales.  On a year to date basis, sales increased $70,627, or 1.7%, from $4,223,508 for the six months ended March 31, 2006 to $4,294,135 for the six months ended March 31, 2007.  Sales from the Company’s general aviation products, which consist primarily of sales to Cirrus, increased $2,943, or 0.2% for the second quarter and increased $257,647, or 8.2% year to date.   Sales from the Company’s general aviation products accounted for 76.5% and 79.3% of total revenue for the three and six months ended March 31, 2007, respectively, compared to 72.0% and 74.6% for the three and six months ended March 31, 2006, respectively.  Sales from the Company’s recreational and LSA products decreased $142,097, or 21.9% for the second quarter and decreased $192,412, or 17.9% year to date.

Sales of the Company’s general aviation products consist largely of sales to Cirrus where the Company’s products are standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.  The Company delivered 324 and 332 units to Cirrus in first two quarters of fiscal years 2007 and 2006, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to maintain fiscal year 2006 manufacturing volumes for its aircraft throughout fiscal year 2007.  As a result, the Company is forecasting flat growth in 2007 in its general aviation revenues.  No assurance can be given that general aviation revenues will remain as anticipated.  Until the Company becomes diversed in general aviation, future production volumes for the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2007.  Any negative impact on Cirrus’ sales would have a significant negative impact on the Company’s revenues.

The Company’s recreational and LSA aircraft product line sales decreased by 17.9% during the first two quarters of fiscal year 2007 compared to the first two quarters of the prior fiscal year.  LSA and recreational sales accounted for 20.5% of the Company’s revenues for first two quarters of fiscal year 2007 versus 25.4% of the Company’s revenues for the first two quarters of the prior fiscal year.  The LSA and recreational aircraft products business relies on acceptance of the aircraft by the aviation public, customer acceptance of the Company’s parachute concept and the existence of installation designs for light sport and recreational aircraft.

The Company anticipates being able to expand its general aviation and recreational product lines to include other certified and non-certified aircraft as the Company’s recovery systems gain further market acceptance.  The Company is in ongoing discussions with domestic and foreign general aviation and recreational aircraft companies that have expressed interest in utilizing certain of the Company’s products.  These companies produce both certified and non-certified aircraft.  No assurance can be made as to the future benefits, if any, that the Company will derive from these discussions.  The Company did recently announce a relationship with Diamond Aircraft, a manufacturer of a full line of general aviation aircraft, to develop a parachute system for the 5 seat DA50 Super Star as well as the previously announced Diamond DJet.

The Company has commenced the establishment of a repack center which will have the capacity to repack the parachute systems.  Cirrus will be notifying its owners on a systematic basis of the need to have the parachute system repacked.  The Company anticipates that it will be the exclusive provider of repacking services on Cirrus aircraft.

Gross Operating Margin

Gross operating margin as a percentage of revenues was 37.9% for the second quarter of fiscal year 2007 compared to 37.0% for the comparative quarter of fiscal year 2006.  On a year to date basis, the gross operating margin was 36.1% and 38.2 for fiscal years 2007 and 2006, respectively.  The factors contributing to this 2.1% reduction in gross margin include increased freight costs with the addition of the Mexican facilty, increases in U.S. labor costs and various material costs, and an increase in the inventory reserve of $15,000. In addition, a price reduction was given to Cirrus associated with increased purchase quantities.  The Company expects to provide additional pricing reductions to its larger customers in the future and as a result, the gross margins could be impacted.  The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 28.3% ($617,921) for the second quarter of fiscal year 2007 as compared to 29.9% ($692,820) for the second quarter of fiscal year 2006.  On a year to date basis, these costs were 28.8% ($1,236,141) and 31.6% ($1,333,472) for fiscal years 2007 and 2006, respectively.  This net decrease for the first two quarters of $97,331 in selling, general and administrative costs consisted of a decrease in general and administrative start-up costs for our Mexico production facility of $266,251, off-set by an increase in insurance costs associated with the indemnification agreement with Cirrus totaling $169,601.  Prior to February 3, 2006, there were no product liability costs as the Company did not maintain product liability insurance on any of its products.  The prior year costs associated with the Mexico operation included relocating operations to a new building, setting up and production of test products and the testing of those products.

Research and Development, net

Research and development costs were 8.7% ($190,452) and 6.0% ($139,530) of sales for the second quarter of fiscal years 2007 and 2006, respectively.  On a year to date basis, these costs were 5.4% ($232,016) and 5.7% ($247,644) for fiscal years 2007 and 2006, respectively.  This decrease is due primarily to efficiencies implemented in developmental tests to reduce costs.  Increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.

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

Intangible Amortization

The Company records amortization expense related to the covenant not to compete agreements entered into with SCI and Mr. Thomas over the remaining life of the agreements.  Intangible amortization expense decreased by $28,197 for the second quarter of fiscal year 2007 and decreased $46,994 year to date over the same periods in the prior year due to the completion of the amortization on the covenant not to compete agreement entered into with Mr. Thomas.  This covenant not to compete became fully amortized in October 2006.

Net Income (Loss) and Earnings (Loss) per Share

Income (loss) before income taxes as a percentage of revenues was 0.6% and (1.9%) for the second quarter of fiscal year 2007 and 2006, respectively.

Earnings per share were relatively consistent in the fiscal periods.  On a diluted earnings per share basis, net income of $8,959 for the second quarter of fiscal year 2007 was 0.4% of sales or $0.00 per share, as compared to net loss of ($27,612), which was (1.2%) of sales or ($0.00) per share for the prior fiscal year quarter.

Liquidity and Capital Resources:

As of March 31, 2007, the Company had cash and cash equivalents of $667,444.

On October 25, 2006, the Company, as part of its private placement offering of $3 million of equity securities, accepted subscription agreements from 23 accredited investors for the sale of 975,736 shares of the Company’s common stock and warrants  to purchase 243,934 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds of $1,327,001, less commissions in the aggregate amount of $92,890 and less a retainer and expenses of in the aggregate amount of $20,000 paid to a placement agent assisting in the placement.  Additionally, the Company issued a three-year warrant to purchase 85,377 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The Company registered the resale of the common stock and the common stock issuable upon exercise of the warrants and placement agent’s warrants pursuant to a registration statement on Form SB-2 which became effective on March 23, 2007.

On November 22, 2006, the Company accepted subscription agreements from 26 accredited investors for the sale of 864,704 shares of common stock and warrants to purchase 216,176 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds of $1,175,997, less commissions in the aggregate amount of $82,320 to a placement agent assisting in the placement.  Additionally, the Company issued a three-year warrant to purchase 75,661 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The Company registered the resale of the common stock and the common stock issuable upon exercise of the warrants and placement agent’s warrants pursuant to a registration statement on Form SB-2 which became effective on March 23, 2007.

On January 10, 2007, the Company accepted subscriptions agreements from 11 accredited investors for the sale of 194,400 shares of common stock and warrants to purchase 48,600 shares of common stock.  The warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds of $264,384, less commissions in the aggregate amount of $18,507 paid to a placement agent assisting in the placement.  Additionally, the Company issued a three-year warrant to purchase 17,010 shares of common stock at an exercise price of $2.00 per share to the placement agent.  The

Company registered the resale of the common stock and the common stock issuable upon exercise of the warrants and placement agent’s warrants pursuant to a registration statement on Form SB-2 which became effective on March 23, 2007.

On November 15, 2006, the Company paid the unpaid principal and interest outstanding of $721,143 on the first note payable to Parsons and Aerospace Marketing and paid $5,000 towards unpaid principal on the second note payable to Parsons and Aerospace Marketing, leaving a principal balance payable of $315,000.

The Company anticipates a need to make continuing capital improvements of approximately $138,000 during the fiscal year ending September 30, 2007 to its current production facilities in both the US and Mexico and continued equipment and tooling upgrades.  The Company believes that existing cash and cash equivalents and cash generated from operations will provide sufficient cash flow to meet working capital, capital expenditure and operating requirements during the next 12 months.

The Company does not presently have product liability insurance on any products other than the Cirrus products and must fund the expenses of its pending lawsuits.  Furthermore, a significant judgment against the Company in its existing litigation could have a material impact on the Company.  The Company has incurred approximately $103,537 in legal fees for the first six months of fiscal year 2007 and $258,000 in legal fees for fiscal year 2006 attributable to all legal support matters and the defense of its pending lawsuits.

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

Off-Balance Sheet Arrangements

During the first two quarters ended March 31, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

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

In February 2007, the FASB issued FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to expand the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

ITEM 3.                    CONTROLS AND PROCEDURES

As of March 31, 2007, the Company carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer at the time concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

McGrath

In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath

III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542. The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California. The case is currently in discovery. At this time the Company cannot state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be.

Rayner

On September 16, 2005, an action was commenced against the Company by Robert Treat Rayner, in the Circuit Court of the 5th Judicial Circuit in and from Lake County Florida, File No. 04 CA 1749. The Complaint alleges that plaintiff was injured when his ultralight aircraft crashed while being towed by another ultralight. Plaintiff alleges that he deployed his BRS system, but that it failed to deploy properly. The case is currently in discovery. At this time, the Company cannot state with any degree of certainty what the outcome of this matter will be or the amount or range of potential loss, if any. BRS believes that it has strong defenses to the suit and will vigorously defend against the claims.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE FO SECURITY HOLDERS

The Company’s Annual Shareholders’ Meeting was held on March 15, 2007. The proposals voted upon by the shareholders were (a) the election of six directors to serve on the Company’s Board of Directors, (b) the adoption of Amended and Restated Articles of Incorporation, and (c) the adoption of Amended and Restated Bylaws. The total number of shares voted was 7,066,763, or 69.5% of the eligible shares, and the results were as follows:

	For	Withheld/ Against	Total
1. Election of Directors
Director
Adams, Thomas H.	7,060,372	6,391	7,066,763
Brandt, Darrel D.	7,060,372	6,391	7,066,763
Nelson, Robert L.	7,060,372	6,391	7,066,763
Popov, Boris	7,048,372	18,391	7,066,763
Underwood, Edward L.	7,060,372	6,391	7,066,763
Williams, Larry E.	7,058,642	8,121	7,066,763

2. Adoption of Amended and Restated Articles of Incorporation	3,798,838	3,267,925	7,066,763

3. Adoption of Amended and Restated Bylaws	6,989,906	76,857	7,066,763

The Amended and Restated Articles of Incorporation (i) increased the authorized number of shares of capital stock of the Company from 25,000,000 to 50,000,000, all of such additional shares constitute undesignated capital stock of the Company, (ii) updated the Articles of Incorporation to clarify, in accordance with and subject to applicable law, that members of the Board may participate in Board meetings by remote communication, and (iii) updated the Articles of Incorporation to reflect, in a single document, the Company’s prior approval of multiple amendments to the Articles of Incorporation effected since the Company’s incorporation.

The Amended and Restated Bylaws amended former bylaw provisions relating to proxies for shareholder voting, director meetings by remote communication, the holding of and procedures for director meetings, and facsimile signatures relating to stock certificates.

ITEM 6.                    EXHIBITS

Exhibits

The following documents are included or referenced in this report.

Exhibit
Number	Description
3.1	Amended and Restated Articles of Incorporation as of March 15, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Amended Registration Statement on Form SB-2/A filed on March 21, 2007).

3.2	Amended and Restated Bylaws as of March 15, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Amended Registration Statement on Form SB-2/A filed on March 21, 2007).

4.1

Form of Subscription Agreement entered into with investors in private placement completed from October 2006 to January 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB filed on December 26, 2006).

4.2	Form of Warrant issued to investors in private placement completed from October 2006 to January 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-QSB filed on February 14, 2007).

4.3

Form of Agent’s Warrant issued in connection with private placement completed from October 2006 to January 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-QSB filed on February 14, 2007).

10.1	Employment Agreement with Larry E. Williams dated January 4, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 filed on February 22, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Accounting Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007	/s/ Larry E. Williams
By Larry E. Williams
Principal Executive Officer

/s/ Don R. Hedquist
By Don R. Hedquist
Principal Accounting Officer