Form 10QSB
period 2007-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2007-08-10
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number  0-15318

BALLISTIC RECOVERY SYSTEMS, INC.

(Exact name of issuer as specified in its charter)

Minnesota	41-1372079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Airport Road, South St. Paul, Minnesota	55075-3541
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 10, 2007, there were 11,304,767 outstanding shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (check one)       Yes  ☐  No  ☒

Part I Financial Information – Item 1.  Consolidated Financial Statements

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,657,802	$53,722
Accounts receivable - net of allowance for doubtful accounts of $22,924 and $22,924, respectively	1,161,445	541,642
Inventories	2,638,161	2,458,003
Deferred tax asset – current portion	160,700	160,700
Prepaid expenses	380,187	144,509
Total current assets	5,998,295	3,358,576

Furniture, fixtures and leasehold improvements	1,250,456	1,092,085
Less: accumulated depreciation and amortization	(619,905)	(506,831)
Furniture, fixtures and leasehold improvements – net	630,551	585,254

Other assets:
Patents, net of accumulated amortization of $11,717 and $11,425, respectively	697	989
Goodwill	103,774	103,774
Deferred tax asset – net of current portion	1,175,916	1,221,516
Long-term prepaid expenses	33,842	109,925
Covenant not to compete, net of accumulated amortization of $585,828 and $569,789, respectively	19,183	35,222
Total other assets	1,333,412	1,471,426

Total assets	$7,962,258	$5,415,256

See notes to consolidated financial statements.

	June 30, 2007	September 30, 2006
	(Unaudited)	(Audited)

Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit – bank	$—	$302,265
Current portion of covenant not to compete, shareholders	—	7,069
Accounts payable	456,678	692,550
Customer deposits	158,559	42,916
Accrued payroll	73,039	73,613
Other accrued liabilities	200,460	244,930
Total current liabilities	888,736	1,363,343

Long-term debt, less current portion	—	320,000
Long-term debt refinanced through equity offering in October and November 2006	—	729,091

Total Liabilities	888,736	2,412,434

Shareholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized;11,304,767 and 8,089,619 shares, respectively, issued and outstanding)	113,048	80,896
Additional paid-in capital	10,264,980	6,306,007
Accumulated deficit	(3,304,506)	(3,384,081)
Total shareholders’ equity	7,073,522	3,002,822

Total liabilities and shareholders’ equity	$7,962,258	$5,415,256

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months ended June 30, 2007 and 2006

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Sales	$2,606,081	$2,468,209	$6,900,215	$6,691,717
Cost of sales	1,627,612	1,642,989	4,373,191	4,253,492

Gross profit	978,469	825,220	2,527,024	2,438,225

Selling, general and administrative	729,840	578,574	1,965,981	1,912,046
Research and development	170,455	118,916	402,470	366,560
Intangible amortization	2,213	30,410	16,039	91,230

Income (loss) from operations	75,961	97,320	142,534	68,389

Other income (expense):
Interest expense	(5,847)	(33,823)	(35,440)	(101,823)
Other income	11,710	107	18,081	209

Income (loss) before income taxes	81,824	63,604	125,175	(33,225)

Income tax expense (benefit)	29,800	23,482	45,600	(12,000)

Net income (loss)	$52,024	$40,122	$79,575	($21,225)

Basic earnings (loss) per share	$0.01	$0.01	$0.01	($0.00)

Weighted average number of shares outstanding - basic	10,247,262	7,744,400	9,848,535	7,717,117

Diluted earnings (loss) per share	$0.01	$0.01	$0.01	($0.00)

Weighted average number of shares outstanding - diluted	10,265,987	7,770,077	9,864,141	7,717,117

Dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended June 30, 2007 and 2006

(UNAUDITED)

	Nine Months Ended June 30
	2007	2006
Cash flows from operating activity:
Net income (loss)	$79,575	$(21,225)
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	45,600	44,884
Depreciation and amortization	113,366	110,628
Amortization of covenant not to compete	16,039	91,230
Common stock issued for services	13,875	9,060
(Increase) decrease in:
Accounts receivable	(619,803)	(108,691)
Inventories	(180,158)	(641,123)
Prepaid income taxes	—	230,544
Prepaid expenses	(194,053)	(93,592)
Long-term prepaid expenses	76,083	18,639
Increase (decrease) in:
Accounts payable	(235,872)	137,691
Customer deposits	115,643	(39,531)
Accrued expenses	10,256	(9,280)

Net cash from operating activities	(759,449)	(270,766)

Cash flows from investing activities:
Capital expenditures	(158,371)	(105,146)
Payment for patent	—	(750)

Net cash from investing activities	(158,371)	(105,896)

Cash flows from financing activities:
Net proceeds from issuance of common stock and common stock warrants	3,865,835	414,220
Net proceeds from borrowings under line of credit – bank	(302,265)	98,370
Principal payments on long-term debt	(1,049,091)	(112,816)
Proceeds from exercise of common stock options	14,490	42,939
Principal payments on covenant not to compete	(7,069)	(62,518)

Net cash from financing activities	2,521,900	380,195

Increase (decrease) in cash and cash equivalents	1,604,080	3,533
Cash and cash equivalents - beginning of period	53,722	103,102

Cash and cash equivalents - end of period	$1,657,802	$106,635

Cash paid for (received from) taxes	$—	$(258,268)
Cash paid for interest	$40,938	$97,522
Summary of non-cash activity:
Issuance of common stock for board of director fees for future periods included in prepaid expenses	$41,625	$36,240
Conversion of bonus accured into common stock	$55,300	$—
Issuance of common stock in exchange for stock subscription receivable – related party	$—	$25,000

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

Operating results for the three- and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2006, previously filed with the Securities and Exchange Commission.

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

Cash Concentrations

Bank balances exceeded federally insured levels during the third quarter of fiscal year 2007 and 2006.  Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Cash and Cash Equivalents

Short-term investments with an original maturity of three months or less are considered to be cash equivalents and are stated at their fair value.

Accounts Receivable, Credit Risk and Allowance for Doubtful Accounts

The Company sells its products to domestic and foreign customers.  The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information.  The Company does not accrue interest on past due accounts receivable.  Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible.  There were no accounts written off during the three- and nine months ended June 30, 2007 and 2006.   Accounts receivable are shown net of an allowance for doubtful accounts of $22,924 both at June 30, 2007 and September 30, 2006.  The estimated loss that management believes is probable is included in the allowance for doubtful accounts.  Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 71.2% and 75.1% of the Company’s total sales for the three- and nine months ended June 30, 2007, as compared to 66.8% and 70.0% for the same prior year periods.  This customer also accounted for 64% (or $748,176) and 63% (or $339,000) of accounts receivable at June 30, 2007 and September 30, 2006, respectively.  The Company supplies parachute systems to Cirrus from the Company’s general aviation product line.  The Company’s dependence on Cirrus typically is highest during the first two quarters of the fiscal year due to the seasonality of the Company’s recreational product line.

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

Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting production methods.  Significant assumptions with respect to market trends and customer product acceptance are utilized to formulate our provision methods.  Sudden or continuing downward changes in the Company’s product markets may cause us to record additional inventory revaluation charges in future periods.  No write-off provision was made to our inventories for the three- and nine months ended June 30, 2007 or 2006.

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

Goodwill

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets related to the carrying amount of goodwill and other intangible assets.  Goodwill will be tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists.  The Company has concluded that no impairment of goodwill or other intangible assets exists as of June 30, 2007 and 2006.

Intangibles

Patents are recorded at cost and are being amortized on a straight-line method over 17 years.  The covenants not to compete are recorded at cost and are being amortized using the straight-line method over the terms of the agreement which range from two to fifteen years.  The weighted average life of the covenants not to compete is 2.17 years at June 30, 2007.

Components of intangible assets are as follows:

	June 30, 2007		September 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Patents	$12,414	$11,717	$12,414	$11,425
Covenants not to compete	$605,011	$585,828	$605,011	$569,789

Amortization expense of intangible assets was $2,213 and $16,039 for the three- and nine months ended June 30, 2007, compared to $30,410 and $91,230 for the three- and nine months ended June 30, 2006.  Amortization expense is estimated to approximate $19,241, $8,854, $8,116 and $0 for the years ending September 30, 2007, 2008, 2009, and 2010, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission, Staff Accounting Bulletin No. 104, “Revenue Recognition”.  The Company recognizes revenue on product sales upon shipment to customers.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company’s consolidated financial statements.  Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  For the three- and nine months ended June 30, 2007 and 2006, net income (loss) and comprehensive income (loss) were equivalent.

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

There was no impact of adopting SFAS 123R for the three- and nine months ended June 30, 2007 as all options outstanding at September 30, 2006 were fully vested and no options were issued during the three and nine months ended June 30, 2007.  Options and warrants issued to non-employees are recorded at fair value, as required by Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” using the Black-Scholes pricing model.  For the three and nine months ended June 30, 2007 and 2006, the Company did not issue any stock-based awards to non-employees.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income (loss) applicable to common shares and net income (loss) per common share (basic and diluted) for plan options would not have changed as indicated below.

	Three Months Ended June 30,	Nine Months Ended June 30,
	2006	2006

Net income (loss):
As reported	$40,122	$(21,225)
Pro forma	40,122	(21,225)

Basic net income (loss) per common share:
As reported	$0.01	$(0.00)
Pro forma	$0.01	$(0.00)

Diluted net income (loss) per common share:
As reported	$0.01	$(0.00)
Pro forma	$0.01	$(0.00)

Stock based compensation:
As reported	$0	$0
Pro forma	$0	$0

No employee options were granted or vested during the nine months ended June 30, 2007 and 2006.  Had options been granted, the fair value of each option granted would have been estimated on the date of the grant using the Black-Scholes option pricing model.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued.  Weighted average shares outstanding-diluted includes 45,000 shares of dilutive securities for the nine months ended June 30, 2007.

Following is a reconciliation of basic and diluted earnings per common share for the three- and nine months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Earnings (loss) per common share — basic:

Net income (loss)	$52,024	$40,122	$79,575	$(21,225)

Weighted average shares outstanding	10,247,262	7,744,400	9,848,535	7,717,117

Net income (loss) per common share — basic	$0.01	$0.01	$0.01	$(0.00)

Earnings (loss) per common share — diluted:

Net income (loss)	$52,024	$40,122	$79,575	$(21,225)

Weighted average shares outstanding	10,247,262	7,744,400	9,848,535	7,717,117

Common stock equivalents	18,725	25,677	15,606	0

Weighted average shares and potential diluted shares outstanding	10,265,987	7,770,077	9,864,141	7,717,117

Net income (loss) per common share — diluted	$0.01	$0.01	$0.01	$(0.00)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants using the average market price during the fiscal year.

All outstanding options (45,000 shares) were included in the computation of common share equivalents for the three and nine months ended June 30, 2007.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact the adoption of FIN No. 48 will have (based on continuing guidance published by the FASB) on its consolidated financial statements.

In September 2006, the FASB has published FASB SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  The provisions of SFAS No. 157 are effective for fiscals years beginning after November 15, 2007.  The Company believes the impact of SFAS No. 157 will not have a material effect on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”).  SAB 108 is effective for fiscal periods ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its consolidated financial statements.

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

Advertising Expenses

Non-direct response advertising expenses are recognized in the period incurred.  Non-direct response advertising expenses totaled $8,896 and $14,210 for the three- and nine months ended June 30, 2007 and $5,326 and $10,343 for the three- and nine months ended June 30, 2006, respectively.

Legal Costs

The Company expenses its legal costs as incurred except settlements which are expensed when a claim is probable and estimatable.

Shipping and Handling Costs

The Company records amounts being charged to customers for shipping and handling as sales and costs incurred in cost of sales.

B.            Covenants Not to Compete

On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, and SCI’s president and majority shareholder entered into a ten-year covenant not to compete with the Company  This note has been paid in full.

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

The present value of the Company’s obligation under the non-compete agreement was recorded as an intangible asset and was amortized over two years as shown in the accompanying financial statements.  This obligation was paid in full in October 2006.

C.            Other Financial Information

Inventories

The components of inventory consist of the following at June 30, 2007 and September 30, 2006:

	06/30/2007	09/30/2006
Raw materials	$2,059,221	$2,100,501
Work in process	518,711	340,434
Finished goods	60,229	17,068
Total inventories	$2,638,161	$2,458,003

Furniture, Fixtures and Leasehold Improvements

Furniture, fixtures and leasehold improvements consisted of the following categories at June 30, 2007 and September 30, 2006:

	06/30/2007	09/30/2006
Office furniture and equipment	$398,627	$345,535
Manufacturing equipment	568,646	463,367
Airplane	283,183	283,183
Total furniture, fixtures and leasehold improvements	$1,250,456	$1,092,085

Depreciation Expense

Depreciation expense totaled $39,365 and $113,074 for the three- and nine months ended June 30, 2007, and $37,284 and $110,115 for the three- and nine months ended June 30, 2006, respectively.

Other Accrued Liabilities

Other accrued liabilities consisted of the following categories at June 30, 2007 and September 30, 2006:

	06/30/2007	09/30/2006
Bonus and profit sharing plan accrual	$131,114	$215,971
Other miscellaneous accruals	69,346	28,959
Total other accrued liabilities	$200,460	$244,930

Related Parties – Consulting Agreements with Directors

Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development.  Pursuant to this agreement, the initial term of which was six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum.  On March 16, 2006 the Company extended this agreement for 24 additional months, through May 2008.  Consulting expenses for Mr. Popov were an aggregate of $27,333 for the first three quarters of fiscal year 2007 and $25,573 for the year ended September 30, 2006.

Pursuant to the Securities Purchase Agreement dated June 22, 2007 with CIMSA Ingenieria de Sistema, S.A., a Spanish company (“CIMSA”), the Company agreed to enter into a one-year consulting agreement with Fernando Caralt, a director of the Company, whereby Mr. Caralt would provide certain consulting services to the Company for $50,000.  As of the date of this report, the Company and Mr. Caralt have not entered into that agreement.

Product Warranties

The Company offers its customers up to a one-year warranty on its products.  The warranty covers only manufacturing defects, which will be replaced or repaired by the Company at no charge to the customer.  The Company has not recorded an accrual for possible warranty claims and believes that the product warranties as offered will not have a material effect on the Company’s financial position, results of operations, or cash flows.  Prior historical product warranties have been immaterial.

D.    Geographical Information

The Company has operations in South St. Paul, Minnesota and Tijuana, Mexico.  Information about the Company’s operations by geographical location are as follows for the quarter ended June 30, 2007 and the year ended September 30, 2006:

	Minnesota	Mexico	Consolidated
As of June 30, 2007:
Total Assets	$7,294,504	$667,754	$7,962,258
Long-lived assets	$958,298	$292,158	$1,250,456
Inventories	$2,345,715	$292,446	$2,638,161

	Minnesota	Mexico	Consolidated
As of September 30, 2006:
Total Assets	$4,687,830	$727,426	$5,415,256
Long-lived assets	$890,705	$201,380	$1,092,085
Inventories	$1,931,957	$526,046	$2,458,003

E.     Line-of-Credit Borrowings

The Company had a $400,000 line-of-credit with a bank which expired on February 6, 2007.  The line called for a variable interest rate of 9.75% at December 31, 2006 and September 30, 2006.  At September 30, 2006, there was an outstanding balance of $302,265 under the line of credit.

F.              Long-Term Debt

The components of long-term debt consist of the following at June 30, 2007 and September 30, 2006:

	06/30/2007	09/30/2006
Note payable – Parsons, paid in full with proceeds received from common stock offerings in October and November 2006. (Paid November 15, 2006).	$—	$729,091
Note payable – Parsons, paid in full on June 17, 2007	—	320,000
Total long-term debt	—	1,049,091
Less: debt refinanced through equity offering	—	729,091
Less: current portion	—	—
Long-term debt, net of current portion	$—	$320,000

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

On January 10, 2007, the Company accepted subscriptions agreements from 11 accredited investors for the sale of 194,400 shares of Common Stock and Warrants to purchase 48,600 shares of Common Stock.  The Warrants have a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of common stock and warrants of $264,384, less commissions in the aggregate amount of $18,507 paid to a placement agent assisting in the placement.  Additionally, the Company issued a three-year Agent’s Warrant to purchase 17,010 shares of Common Stock at an exercise price of $2.00 per share to the placement agent.  The Company has agreed to register the resale of the Common Stock and the Common Stock issuable upon exercise of the Warrants and Agent’s Warrants.

As noted above, the Company registered for resale Common Stock and Common Stock issuable upon exercise of the Warrants and Agent’s Warrants.  The private placement offering required the Company to file a registration statement after the closing of the private placement offering within 45 days.  The final closing of the private placement offering was on January 10, 2007 and the registration statement was initially filed with the Securities and Exchange Commission on February 22, 2007.  The Company filed an amendment to the registration statement on March 21, 2007 and it was declared effective by the Securities and Exchange Commission on March 23, 2007.

On March 15, 2007, the Company agreed to issue 6,000 shares of common stock to each of its five independent Board Members for a total of 30,000 shares, as partial compensation for services at the next five board meetings through the Company’s 2008 Annual Meeting of Stockholders.  The shares were valued at $1.85 per share (fair value at the date of award) and are expensed as services are provided.  These shares were issued on May 16, 2007.

On June 25, 2007, the Company issued 1,102,941 shares of Common Stock and a warrant to purchase an additional 275,735 shares of Common Stock to CIMSA.  The warrant has a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of Common Stock and Warrant of $1,500,000.  The Company has agreed to register the resale of the Common Stock and the Common Stock issuable upon exercise of the warrant.  There was no placement agent involved with this transaction.  In addition, on June 25, 2007, the Board of Directors of the Company, pursuant to the CIMSA Securities Purchase Agreement, increased the Board size from six directors to seven and appointed Fernando Caralt to serve on the Board of Directors.  Mr. Caralt is currently President of CIMSA, which has utilized the Company’s manufacturing services during fiscal 2007.  No determination has been made by the Board of Directors with respect to any Board Committee appointments for Mr. Caralt.

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

The weighted average remaining contractual term of options exercisable at June 30, 2007, was 0.75 year.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options Outstanding – September 30, 2004	310,000	1.09	$0.44 - $1.38
Granted	—	—	—
Canceled or expired	—	—	—
Exercised	160,000	1.07	$0.44 - $1.38
Options Outstanding – September 30, 2005	150,000	$1.11	$0.91 - $1.38
Granted	—	—	—
Canceled or expired	—	—	—
Exercised	60,000	$0.945	$0.91 - $1.38
Options Outstanding – September 30, 2006	90,000	$1.22	$1.05 - $1.38
Granted	—	—	—
Canceled or expired	34,500	$1.38	$1.38
Exercised	10,500	$1.38	$1.38
Options Outstanding –June 30, 2007	45,000		$1.05
Options Exercisable – June 30, 2007	45,000		$1.05

The aggregate intrinsic value of options outstanding and exercisable is $31,500 and $43,650 at June 30, 2007 and 2006, respectively.

As of June 30, 2007, there was $0 of total unrecognized compensation costs related to the outstanding stock options.

H.    Commitments and Contingencies

Legal Proceedings

a) In August 2003, the Company was served in two related actions, Kathleen F. Fischer and Susan Sedgwick in U.S. District Court for the Northern District of New York.  These actions arose from the crash of a Cirrus Design Corp. SR22 airplane in April 2002 near Parish, New York.  The Plaintiffs have brought claims for strict products liability, negligence and breach of warranty against Cirrus Design, the airplane’s manufacturer, the Company, which manufactures the CAPS (Cirrus Airframe Parachute System), a parachute system which is a required component of the plane, and Wings Aloft, Inc., which provided training on the SR22 to the decedents.  In June and August 2006, the Company settled with such plaintiffs without any liability to the Company.

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

In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount was to be paid by BRS over a term of 8 years, although BRS had the right to pre-pay remaining amounts due at any time.  On November 16, 2006, the Company prepaid $721,219 of such sum.  The remaining balance of $315,000 was paid in full on June 17, 2007.

(c) In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542.  The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California.  The case is currently in discovery.  At this time the Company cannot state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be, although Cirrus has agreed to indemnify the Company for damages related to this claim.

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

I.                 Dividend Payment

The Board of Directors examines the liquidity and capital requirements of the Company at each board meeting.  The Board of Directors has the authority to declare a special dividend.  No dividend was declared or paid in the three and nine months ended June 30 2007.

J.              Warrants

Stock warrant activity is as follows for the nine months ended June 30, 2007:

	Outstanding	Exercise Price
Outstanding at September 30, 2006	16,401	$2.00
Granted	962,493	2.00
Exercised or forfeited	—	—
Outstanding at June 30, 2007	978,894	$2.00

Warrants outstanding and exercisable as of June 30, 2007, are as follows:

	Weighted-Average
Warrants	Remaining contractual life	Exercise prices
978,894	2.32	$2.00

Stock warrants issued during the nine months ended June 30, 2007 were awarded for:

2007
Common stock	962,493

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

Sales

Total sales increased $137,872, or 5.6%, from $2,468,209 for the three months ended June 30, 2006 to $2,606,081 for the three months ended June 30, 2007.  On a year to date basis, sales increased $208,498, or 3.1%, from $6,691,717 for the nine months ended June 30, 2006 to $6,900,215 for the nine months ended June 30, 2007.  Sales from the Company’s general aviation products, which consist primarily of sales to Cirrus, increased $178,315, or 9.9% for the third quarter and increased $435,963, or 8.8% year to date.   Sales from the Company’s general aviation products accounted for 76.2% and 78.1% of total revenue for the three and nine months ended June 30, 2007, respectively, compared to 73.3% and 74.1% for the three and nine months ended June 30, 2006, respectively.  Sales from the Company’s recreational and LSA products decreased $72,366 from $658,669 to $586,303, or 11.0% for the third quarter and decreased $264,779 from $1,732,953 to $1,468,174, or 15.2% year to date.

Sales of the Company’s general aviation products consist largely of sales to Cirrus where the Company’s products are standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft.  The Company delivered 504 and 519 units to Cirrus in first three quarters of fiscal years 2007 and 2006, respectively.  The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems.  The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months.  The Company also understands that Cirrus is expected to maintain fiscal year 2006 manufacturing volumes for its aircraft throughout fiscal year 2007.  As a result, the Company is forecasting flat growth in fiscal year 2007 in its general aviation revenues.  No assurance can be given that general aviation revenues will remain as anticipated.  Until the Company becomes diversed in general aviation, future production volumes for the Company’s parachute systems will be dictated by ultimate market demands for Cirrus’ products.  Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues for fiscal year 2007.  Any negative impact on Cirrus’ sales of Cirrus aircraft would have a significant negative impact on the Company’s revenues.

The Company’s recreational and LSA aircraft product line sales decreased by 15.2% during the first three quarters of fiscal year 2007 compared to the first three quarters of the prior fiscal year.  LSA and recreational sales accounted for 21.3% of the Company’s revenues for first three quarters of fiscal year 2007 versus 25.9% of the Company’s revenues for the first three quarters of the prior fiscal year.  The LSA and recreational aircraft products business relies on acceptance of the aircraft by the aviation public, customer acceptance of the Company’s parachute concept and the existence of installation designs for light sport and recreational aircraft.

The Company anticipates being able to expand its general aviation and recreational product lines to include other certified and non-certified aircraft as the Company’s recovery systems gain further market acceptance.  The Company is in ongoing discussions with domestic and foreign general aviation and recreational aircraft companies that have expressed interest in utilizing certain of the Company’s products.  These companies produce both certified and non-certified aircraft.  No assurance can be made as to the future benefits, if any, that the Company will derive from these discussions.  The Company did recently announce a relationship with Diamond Aircraft, a manufacturer of a full line of general aviation aircraft, to develop a parachute system for the 5 seat DA50 Super Star as well as the previously announced Diamond DJet.  No assurance can be given that the Company will enter into a formal supply agreement with Diamond Aircraft or, if entered into, that such relationship would be commercially successful.  Furthermore, the Company would not expect to see any revenues from any such agreement until fiscal year 2009 at the earliest.

The Company has commenced the establishment of a repack center which will have the capacity to repack the parachute systems primarily for Cirrus-related units.  Cirrus will be notifying its owners on a systematic basis of the need to have the parachute system repacked.  The Company anticipates that it will be the exclusive provider of repacking services on Cirrus aircraft.

Gross Operating Margin

Gross operating margin as a percentage of revenues was 37.5% for the third quarter of fiscal year 2007 compared to 33.4% for the comparative quarter of fiscal year 2006.  On a year to date basis, the gross operating margin was 36.6% and 36.4 for fiscal years 2007 and 2006, respectively.  The Company’s objective is to maintain or improve overall gross margins in the future.

Selling, General and Administrative

Selling, general and administrative costs as a percentage of sales were 28.0% ($729,840) for the third quarter of fiscal year 2007 as compared to 23.4% ($578,574) for the third quarter of fiscal year 2006.  On a year to date basis, these costs were 28.5% ($1,965,981) and 28.6% ($1,912,046) for fiscal years 2007 and 2006, respectively.  This net increase for the first three quarters of $53,935 in selling, general and administrative costs consisted of a decrease in general and administrative start-up costs for our Mexico production facility of $266,251, off-set by an increase in insurance costs associated with the indemnification agreement with Cirrus totaling $166,286, an increase in Board of Directors fees totaling $53,995, and an increase in new personnel totaling $102,206.  Prior to February 3, 2006, there were no product liability costs as the Company did not maintain product liability insurance on any of its products.  The prior year costs associated with the Mexico operation included relocating operations to a new building, setting up and production of test products and the testing of those products.

Research and Development

Research and development costs were 6.5% ($170,455) and 4.8% ($118,916) of sales for the third quarter of fiscal years 2007 and 2006, respectively.  On a year to date basis, these costs were 5.8% ($402,470) and 5.5% ($366,560) of sales for fiscal years 2007 and 2006, respectively.  This increase is due primarily to increased product development in connection with new product lines.  Increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications.

The Company has undertaken research and development on potential new products and services including enhancements to current products.  Such efforts may result in future offerings and model upgrades to existing products.  The development efforts are funded through current operations and it is unclear what impact, if any, these will have on future sales or financial performance of the Company.

Acquisitions

As part of the overall growth strategy of the Company, it is management’s intent to seek out, evaluate and execute strategic acquisitions to grow the product base and integrate operations with the primary focus on cost savings and product diversification.  Management cannot state at this point with any degree of certainty what the results of any future acquisitions may be or the financial impact on Company operations.

Intangible Amortization

The Company records amortization expense related to the covenant not to compete agreements entered into with SCI and Mr. Thomas over the remaining life of the agreements.  Intangible amortization expense decreased by $28,197 for the third quarter of fiscal year 2007 and decreased $75,191 year to date over the same periods in the prior year due to the completion of the amortization on the covenant not to compete agreement entered into with Mr. Thomas.  This covenant not to compete became fully amortized in October 2006.

Net Income (Loss) and Earnings (Loss) per Share

Income (loss) before income taxes as a percentage of revenues was 3.1% and 2.6% for the third quarter of fiscal year 2007 and 2006, respectively.

Earnings per share were relatively consistent in the fiscal periods.  On a diluted earnings per share basis, net income of $52,024 for the third quarter of fiscal year 2007 was 2.0% of sales or $0.01 per share, as compared to net income of $40,122, which was 1.6% of sales or $0.01 per share for the prior fiscal year quarter.

Liquidity and Capital Resources:

As of June 30, 2007, the Company had cash and cash equivalents of $1,657,802.  The Company believes that existing cash and cash equivalents and cash generated from operations will provide sufficient cash flow to meet working capital, capital expenditure and operating requirements during the next 12 months.

In closings completed on October 25, 2006, November 22, 2006 and January 10, 2007, the Company completed a private placement offering to accredited investors of an aggregate of 508,710 units at a price per unit of $5.44, each unit consisting of four shares of our common stock and a three-year warrant to purchase an additional share of common stock at an exercise price of $2.00 per share.  Accordingly, the Company issued an aggregate of 2,034,840 shares of common stock and warrants to purchase an aggregate of 508,710 shares of common stock in the offering, in consideration of total gross proceeds of $2,767,382, less commissions of approximately $193,717 paid to The Oak Ridge Financial Services Group, Inc., which served as a placement agent in the offering.  The Company further issued to Oak Ridge and its designated subagents three-year warrants to purchase an aggregate of 178,048 shares of common stock at an exercise price of $2.00 per share.  The Company registered the resale of the common stock and the common stock issuable upon exercise of the warrants and placement agent’s warrants pursuant to a registration statement on Form SB-2 which became effective on March 23, 2007.

On November 15, 2006, the Company paid the unpaid principal and interest outstanding of $721,143 on the first note payable to Parsons and Aerospace Marketing and paid $5,000 towards unpaid principal on the second note payable to Parsons and Aerospace Marketing, leaving a principal balance payable of $315,000.  On June 17, 2007, the Company paid the remaining $315,000 balance.

On June 25, 2007, the Company issued 1,102,941 shares of Common Stock and a warrant to purchase an additional 275,735 shares of Common Stock to CIMSA Ingenieria de Sistema, S.A., a Spanish company (“CIMSA”).  The warrant has a three-year term and an exercise price of $2.00 per share.  The Company received gross proceeds from the sale of Common Stock and the warrant of $1,500,000.  The Company has agreed to register the resale of the Common Stock and the Common Stock issuable upon exercise of the Warrant.  There was no placement agent involved with this transaction.

The Company anticipates a need to make continuing capital improvements of approximately $138,000 during the fiscal year ending September 30, 2007 to its current production facilities in both the US and Mexico and continued equipment and tooling upgrades.

The Company does not presently have product liability insurance on any products other than the Cirrus products and must fund the expenses of its pending lawsuits.  Furthermore, a significant judgment against the Company in its existing litigation could have a material impact on the Company.  The Company has incurred approximately $163,400 in legal fees for the first nine months of fiscal year 2007 and $220,000 in legal fees for fiscal year 2006 attributable to all legal support matters and the defense of its pending lawsuits.

In addition, requirements under the Sarbanes-Oxley Act will require increased expenditures as the Company implements expanded compliance infrastructure and oversight.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Certain information included in this Form 10-QSB and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as statements relating to anticipated Cirrus Design delivery orders and schedules, the repack business, plans for research projects, development, anticipated delivery orders and schedules for the Cessna 182 system,  the Cessna 172 system,  success of contracts for NASA SBIR research projects, the timing and impact of regulations on Light Sport Aircraft sales, other business development activities as well as other capital spending, financial sources, and the effects of competition.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.  These risks and uncertainties include, but are not limited to, dependence on Cirrus, development of Diamond and light jet products, market acceptance of the LSA products, potential product liability claims and payment if such claims are successful, federal transportation rules and regulation which may negatively impact the Company’s ability to ship its products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, and changes in federal or state laws or regulations.

Off-Balance Sheet Arrangements

During the first three quarters ended June 30, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

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

Recently Issued Accounting Pronouncements

In June 2006, the FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact the adoption of FIN No. 48 will have (based on continuing guidance published by the FASB) on its consolidated financial statements.

In September 2006, the FASB has published FASB SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements.  The provisions of SFAS No. 157 are effective for fiscals years beginning after November 15, 2007.  The Company believes the impact of SFAS No. 157 will not have a material effect on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”).  SAB 108 is effective for fiscal periods ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its consolidated financial statements.

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

ITEM 3.            CONTROLS AND PROCEDURES

As of June 30, 2007, the Company carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer at the time concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.  During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement.  An initial payment of $700,000 plus interest was made on September 19, 2005.  The remainder of the settlement amount was to be paid by BRS over a term of 8 years, although BRS had the right to pre-pay remaining amounts due at any time.  On November 16, 2006, the Company prepaid $721,219 of such sum.  The remaining balance of $315,000 was paid in full on June 17, 2007.

McGrath

In April 2005, an action was commenced against the Company by Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542.  The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California.  The case is currently in discovery.  At this time the Company cannot state with any degree of certainty what the outcome of the matter or the amount or range of potential damages will be, although Cirrus has agreed to indemnify the Company for damages related to this claim.

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

ITEM 6.            EXHIBITS

Exhibits

The following documents are included or referenced in this report.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation as of March 15, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Amended Registration Statement on Form SB-2/A filed on March 21, 2007).

3.2	Amended and Restated Bylaws as of March 15, 2007 (incorporated by reference to Exhibit 3.2 to the Company’s Amended Registration Statement on Form SB-2/A filed on March 21, 2007).

4.1	Form of Warrant issued to CIMSA Ingenieria de Sistema, S.A. dated June 22, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 26, 2007).

10.1

Securities Purchase Agreement between the Company and CIMSA Ingenieria de Sistema, S.A. dated June 22, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 26, 2007).

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

Date: August 10, 2007	/s/ Larry E. Williams
By Larry E. Williams
Principal Executive Officer

/s/ Don R. Hedquist
By Don R. Hedquist
Principal Accounting Officer