Form 10QSB/A
period 2007-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2008-03-07
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-15318
BALLISTIC RECOVERY SYSTEMS, INC.
(Exact name of issuer as specified in its charter)

Minnesota	41-1372079

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Airport Road, South St. Paul, Minnesota	55075-3541

(Address of Principal Executive Offices)	(Zip Code)
(651) 457-7491
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 29, 2008, there were 11,304,767 outstanding shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-QSB for the three months ended March 31, 2007 of Ballistic Recovery Systems, Inc. (the “Company”) is being filed solely to restate the consolidated financial statements for the affected period to correct errors in the valuation of inventories and allocation of production overhead (these restatements are referred to herein as the “Restatements”). The Restatements amend the Form 10-QSB for the related period originally filed by the Company with the Securities and Exchange Commission on May 14, 2007. These Restatements had a negative impact on our financial position, financial results, and operations.
With the Restatement, inventory decreased by $416,408, which in turn decreased total current assets and total assets and increased the loss from operations, loss before income taxes and net loss. The decrease in inventory also increased the accumulated deficit by the same amount.
Further, with the Restatement to decrease inventory, the deferred tax benefit increased by $47,845. The total other assets and total assets were also increased by that same amount. As a result, the accumulated deficit decreased and net shareholder equity increased on the balance sheet. On the income statement, the increase in deferred tax benefit decreased the net operating loss by $47,845.
The reader should note that this Amendment No. 1 includes all of the information contained in the Company’s original report on Form 10-QSB filed on May 14, 2007, and no attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in this original report on Form 10-QSB, except as required to reflect the amendments reflected above in Items 1 and 2 as applicable, of the report. As such, the information contained in the original 10-QSB, except as amended in this Amendment No. 1, remain unchanged and reflect the disclosures made as of the original filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original 10-QSB, and this Amendment No. 1 shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

Part I Financial Information — Item 1. Consolidated Financial Statements
BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30,
	(Unaudited)	2006
	Restated	(Audited)
Assets
Current assets:
Cash and cash equivalents	$667,444	$53,722
Accounts receivable — net of allowance for doubtful accounts of $22,924 and $22,924, respectively	780,146	541,642
Inventories	2,446,939	2,458,003
Deferred tax asset — current portion	160,700	160,700
Prepaid expenses	280,589	144,509

Total current assets	4,335,818	3,358,576

Furniture, fixtures and leasehold improvements	1,172,479	1,092,085
Less: accumulated depreciation and amortization	(580,540)	(506,831)

Furniture, fixtures and leasehold improvements — net	591,939	585,254

Other assets:
Patents, net of accumulated amortization of $11,620 and $11,425, respectively	794	989
Goodwill	103,774	103,774
Deferred tax asset — net of current portion	1,253,561	1,221,516
Long-term prepaid expenses	33,842	109,925
Covenant not to compete, net of accumulated amortization of $583,615 and $569,789, respectively	21,396	35,222

Total other assets	1,413,367	1,471,426

Total assets	$6,341,124	$5,415,256

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30,
	(Unaudited)	2006
	Restated	(Audited)
Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit — bank	$—	$302,265
Current portion of covenant not to compete, shareholders	—	7,069
Accounts payable	559,060	692,550
Customer deposits	146,205	42,916
Accrued payroll	74,044	73,613
Other accrued liabilities	98,842	244,930

Total current liabilities	878,151	1,363,343

Long-term debt, less current portion	315,000	320,000
Long-term debt refinanced through equity offering in October and November 2006	—	729,091

Total Liabilities	1,193,151	2,412,434

Shareholders’ equity:
Common stock ($.01 par value; 15,000,000 shares authorized; 10,171,826 and 8,089,619 shares, respectively, issued and outstanding)	101,718	80,896
Additional paid-in capital	8,771,348	6,306,007
Accumulated deficit	(3,725,093)	(3,384,081)

Total shareholders’ equity	5,147,973	3,002,822

Total liabilities and shareholders’ equity	$6,341,124	$5,415,256

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months ended March 31, 2007 and 2006
(UNAUDITED)

	(Restated)		(Restated)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Sales	$2,182,872	$2,316,634	$4,294,135	$4,223,508
Cost of sales	1,772,726	1,458,822	3,161,987	2,610,503

Gross profit	410,146	857,812	1,132,148	1,613,005

Selling, general and administrative	617,921	692,820	1,236,141	1,333,472
Research and development	190,452	139,530	232,016	247,644
Intangible amortization	2,213	30,410	13,826	60,820

Income (loss) from operations	(400,440)	(4,948)	(349,835)	(28,931)

Other income (expense):
Interest expense	(6,497)	(40,589)	(29,593)	(68,000)
Other income	4,588	43	6,371	102

Income (loss) before income taxes	(402,349)	(45,494)	(373,,057)	(96,829)

Income tax expense (benefit)	(42,745)	(17,882)	(32,045)	(35,482)

Net income (loss)	$(359,604)	$(27,612)	$(341,012)	$(61,347)

Basic earnings (loss) per share	$(0.04)	$(0.00)	$(0.04)	$(0.01)

Weighted average number of shares outstanding — basic	10,141,476	7,698,695	9,649,172	7,691,992

Diluted earnings (loss) per share	$(0.04)	$(0.00)	$0.00	$(0.01)

Weighted average number of shares outstanding — diluted	10,161,540	7,698,695	9,664,390	7,691,992

Dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended March 31, 2007 and 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activity:	(Restated)
Net income (loss)	$(341,012)	$(61,347)
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	(32,045)	(35,482)
Depreciation and amortization	73,904	73,173
Amortization of covenant not to compete	13,826	60,820
(Increase) decrease in:
Accounts receivable	(238,504)	20,817
Inventories	11,064	(584,871)
Prepaid income taxes	—	86,100
Prepaid expenses	(136,080)	(64,224)
Long-term prepaid expenses	76,083	12,425
Increase (decrease) in:
Accounts payable	(133,490)	434,774
Customer deposits	103,289	3,823
Accrued expenses	(90,357)	(75,672)

Net cash from operating activities	(693,322)	(129,664)

Cash flows from investing activities:
Capital expenditures	(80,394)	(94,578)

Net cash from investing activities	(80,394)	(94,578)

Cash flows from financing activities:
Net proceeds from issuance of common stock and common stock warrants	2,416,373	—
Net proceeds from borrowings under line of credit — bank	(302,265)	301,245
Principal payments on long-term debt	(734,091)	(75,057)
Proceeds from exercise of common stock options	14,490	27,189
Principal payments on covenant not to compete	(7,069)	(41,534)

Net cash from financing activities	1,387,438	211,843

Increase (decrease) in cash and cash equivalents	613,722	(12,399)
Cash and cash equivalents — beginning of period	53,722	103,102

Cash and cash equivalents — end of period	$677,444	$90,703

Cash paid for (received from) taxes	$—	$(86,100)
Cash paid for interest	$34,225	$61,090
Summary of non-cash activity:
Conversion of bonus accrual into common stock	$55,300	$—
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
Customer Concentration
The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 74.4% and 77.4% of the Company’s total sales for the three and six months ended March 31, 2007, as compared to 69.6% and 71.8% for the same prior year periods. This customer also accounted for 69% (or $537,100) and 63% (or $339,000) of accounts receivable at March 31, 2007 and September 30, 2006, respectively. The Company supplies parachute systems to Cirrus from the Company’s general aviation product line. The dependence on Cirrus typically is highest during the first two quarters of the fiscal year due to the seasonality of the recreational product line.
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

	Three	Six
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2006	2006

Net income (loss):

As reported	$(27,612)	$(61,347)
Pro forma	(27,612)	(61,347)

Basic net income (loss) per common share:

As reported	$(0.00)	$(0.01)
Pro forma	$(0.00)	$(0.01)

Diluted net income (loss) per common share:

As reported	$(0.00)	$(0.01)
Pro forma	$(0.00)	$(0.01)

Stock based compensation:

As reported	$0	$0
Pro forma	$0	$0
No employee options were granted or vested during the three months ended March 31, 2007 and 2006. Had options been granted, the fair value of each option granted would have been estimated on the date of the grant using the Black-Scholes option pricing model.
Earnings (Loss) Per Common Share
Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 60,000 shares of dilutive securities for the three months ended March 31, 2007.
Following is a reconciliation of basic and diluted earnings per common share for the three and six months ended March 31, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Earnings (loss) per common share — basic:	(Restated)		(Restated)

Net income (loss)	$(359,604)	$(27,612)	$(341,012)	$(61,347)

Weighted average shares outstanding	10,141,476	7,698,695	9,649,172	7,691,992

Net income (loss) per common share — basic	$(0.04)	$(0.00)	$(0.04)	$(0.01)

Earnings (loss) per common share — diluted:	(Restated)		(Restated)

Net income (loss)	$(359,604)	$(27,612)	$(341,012)	$(61,347)

Weighted average shares outstanding	10,141,476	7,698,695	9,649,172	7,691,992

Common stock equivalents	0	0	0	0

Weighted average shares and potential diluted shares outstanding	10,141,476	7,698,695	9,649,172	7,691,992

Net income (loss) per common share — diluted	$(0.04)	$(0.00)	$(0.04)	$(0.01)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants using the average market price during the fiscal year.
All outstanding options (60,000 shares) were excluded in the computation of common share equivalents for the three and six months ended March 31, 2007 since there was a loss for the periods.
All outstanding options (105,000 shares) were excluded in the computation of common share equivalents for the three and six months ended March 31, 2006 since there was a loss for the periods.
Restatement
The following table reconciles the previously reported amounts as of and for the three months ended March 31, 2007 and for the six months ended March 31, 2007. The impact of the adjustments was to reduce inventory by $416,408 and to increase the deferred tax benefit by $47,845. In addition, the basic earnings per common share decreased by $(.04) for the three months ended March 31, 2007 and for the six months ended March 31, 2007.
The following table reconciles previously reported balance sheet items at March 31, 2007 to the restated amount:

		Total	Deferred	Total
	Inventory	Cur. Assets	Tax Asset	Other Assets

Previously Reported Amounts	$2,863,347	$4,752,226	$1,205,716	$1,365,522

Impact of Adjustments	(416,408)	(416,408)	47,845	47,845

Restated Amounts	$2,446,939	$4,335,818	$1,253,561	$1,413,367

	Total	Accumulated	Total	Total Liab.
	Assets	Deficit	Equity	And Equity

Previously Reported Amounts	$6,709,687	$4,752,226	$5,516,536	$6,709,687

Impact of Adjustments	(368,563)	(416,408)	(368,563)	(368,563)

Restated Amounts	$6,341,124	$4,335,818	$5,147,973	$6,341,124

The follow table reconciles previously reported items on the Statement of Operations for the three months ended March 31, 2007 and for the six months ended March 31, 2007:

Six Months	Cost of	Gross	Loss From	Loss Before
Ended March 31, 2007	Sales	Profit	Operations	Taxes
Previously Reported Amounts	$2,745,579	$1,548,556	$66,573	$43,351
Impact of Adjustments	416,408	(416,408)	(416,408)	(416,408)
Restated Amounts	$3,161,987	$1,132,148	$(349,835)	$(373,057)

Six Months	Cost of	Gross	Loss From	Loss Before
Ended March 31, 2007	Sales	Profit	Operations	Taxes
Previously Reported Amounts	$2,745,579	$1,548,556	$66,573
Impact Adjustments	416,408	(416,408)	(416,408)	(416,408)
Restated Amounts	$3,161,987	$1,132,148	$(349,835)	$(373,057)

Six Months	Income Tax	Net	Loss
Ended March 31, 2007	Benefit	Loss	Per Share
Previously Reported Amounts	$15,800	$27,551	$0.00
Impact of Adjustments	$(47,845)	(368,563)	(0.04)
Restated Amounts	$(32,045)	$(341,012)	$(0.04)

Three Months	Cost of	Gross	Loss From	Loss Before
Ended March 31, 2007	Sales	Profit	Operations	Taxes
Previously Reported Amounts	$1,356,318	$826,554	$15,968	$14,054
Impact of Adjustments	416,408	(416,408)	(416,408)	(416,408)
Restated Amounts	$1,772,726	$410,146	$(400,440)	$(402,319)

Three Months	Income Tax	Net	Loss
Ended March 31, 2007	Benefit	Loss	Per Share
Previously Reported Amounts	$5,100	$8,959	$0.00
Impact of Adjustments	$(47,845)	(368,563)	(0.04)
Restated Amounts	$42,745	$359,563	$(0.04)

The following table reconciles previously reported items on the Statement of Cash Flows for the six months ended March 31, 2007:

	Net Income	Deferred
	(Loss)	Taxes	Inventory

Previously Reported Amounts	$27,551	$15,800	$(405,344)

Impact of Adjustments	(368,563)	(47,845)	(416,408)

Restated Amounts	$341,012	$(32,045)	$11,064
Recently Issued Accounting Pronouncements
In June 2006, the FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and 15, 2006. The Company is currently evaluating the impact the adoptions of FIN No. 48 will have on its consolidated financial statements.
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

C.	Other Financial Information
Inventories
The components of inventory consist of the following at March 31, 2007 and September 30, 2006:

	03/31/2007	09/30/2006
Raw materials	$1,925,418	$2,100,501
Work in process	484,263	340,434
Finished goods	37,258	17,068

Total inventories	$2,446,939	$2,458,003

Furniture, Fixtures and Leasehold Improvements
Furniture, fixtures and leasehold improvements consisted of the following categories at March 31, 2007 and September 30, 2006:

	03/31/2007	09/30/2006
Office furniture and equipment	$365,038	$345,535
Manufacturing equipment	524,258	463,367
Airplane	283,183	283,183

Total furniture, fixtures and leasehold improvements	$1,172,479	$1,092,085

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

Related Parties — Consulting Agreements with Directors
Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development. Pursuant to this agreement, the initial term of which was six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum. On March 16, 2006 the Company extended this agreement for 24 additional months, through May 2008. Consulting expenses for Mr. Popov were $19,985 for the first and second quarters of fiscal year 2007 and $25,573 for the year ended September 30, 2006.

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
The Company has operations in South St. Paul, Minnesota and Mexico. Information about the Company’s operations by geographical location are as follows for the quarter ended March 31, 2007 and the year ended September 30, 2006:

	Minnesota	Mexico	Consolidated
As of March 31, 2007:
Total Assets	$6,075,940	$633,747	$6,709,687
Long-lived assets	$946,437	$226,042	$1,172,479
Inventories	$2,133,839	$313,100	$2,446,939

	Minnesota	Mexico	Consolidated
As of September 30, 2006:
Total Assets	$4,687,830	$727,426	$5,415,256
Long-lived assets	$890,705	$201,380	$1,092,085
Inventories	$1,931,957	$526,046	$2,458,003
E.	Line-of-Credit Borrowings
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
As noted above, the Company registered for resale Common Stock and Common Stock issuable upon exercise of the Warrants and Agent’s Warrants. The private placement offering required the Company to file a registration statement after the closing of the private placement offering within 45 days. The final closing of the private placement offering was January 10, 2007 and the registration statement was filed on February 22, 2007 and amended on March 21, 2007. The registration statement was declared effective by he Securities and Exchange Commission on March 23, 2007.
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

The weighted average remaining contractual term of options exercisable at March 31, 2007, was 1.21 years.
The following table summarizes information about stock options outstanding at March 31, 2007:

		Weighted	Range of
		Average	Option
		Exercise	Exercise
	Options	Price	Price
Options Outstanding — September 30, 2004	310,000	1.09	$0.44 - $1.38
Granted	—	—	—
Canceled or expired	—	—	—
Exercised	160,000	1.07	$0.44 - $1.38

Options Outstanding — September 30, 2005	150,000	$1.11	$0.91 - $1.38
Granted	—	—	—
Canceled or expired	—	—	—
Exercised	60,000	$0.945	$0.91 - $1.38

Options Outstanding — September 30, 2006	90,000	$1.22	$1.05 - $1.38
Granted	—	—	—
Canceled or expired	19,500	$1.38	$1.05 - $1.38
Exercised	10,500	$1.38	$1.05 - $1.38

Options Outstanding —March 31, 2007	60,000		$1.05 - $1.38
Options exercisable — March 31, 2007	90,000		$1.05 - $1.38
The aggregate intrinsic value of options outstanding and exercisable is $0 and $0 at March 31, 2007 and 2006, respectively.
As of March 31, 2007, there was $0 of total unrecognized compensation costs related to the outstanding stock options.
H.	Commitments and Contingencies
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
J.	Warrants
Stock warrant activity is as follows for the six months ended March 31:

	Outstanding	Exercise Price
Outstanding at September 30, 2006	16,401	$2.00
Granted	686,758	2.00
Exercised or forfeited	—	—

Outstanding at March 31, 2007	703,159	$2.00

Warrants outstanding and exercisable as of March 31, 2007, are as follows:

		Weighted-Average
		Remaining
		contractual	Exercise
Exercise Prices	Warrants	life	prices
$2.00	703,159	2.261	$2.00
Stock warrants issued during the six months ended March 31, 2007 were awarded for:

2007
Common stock	$686,758

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Results of Operations:
Sales
Total sales decreased $133,762, or 5.8%, from $2,316,634 for the three months ended March 31, 2006 to $2,182,872 for the three months ended March 31, 2007, due to a weakening of LSA sales. On a year to date basis, sales increased $70,627, or 1.7%, from $4,223,508 for the six months ended March 31, 2006 to $4,294,135 for the six months ended March 31, 2007. Sales from the Company’s general aviation products, which consist primarily of sales to Cirrus, increased $2,943, or 0.2% for the second quarter and increased $257,647, or 8.2% year to date. Sales from the Company’s general aviation products accounted for 76.5% and 79.3% of total revenue for the three and six months ended March 31, 2007, respectively, compared to 72.0% and 74.6% for the three and six months ended March 31, 2006, respectively. Sales from the Company’s recreational and LSA products decreased $142,097, or 21.9% for the second quarter and decreased $192,412, or 17.9% year to date.
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

Gross Operating Margin
Gross operating margin as a percentage of revenues was 18.8% for the second quarter of fiscal year 2007 compared to 37.0% for the comparative quarter of fiscal year 2006. On a year to date basis, the gross operating margin was 35.8% and 38.2 for fiscal years 2007 and 2006, respectively. The factors contributing to the gross margin reduction was the costing of inventory and related monitoring of inventory control related to the operations in Mexico. Other factors that contributed to the decline in the gross margin were increased freight costs with the addition of the Mexican facilty, increases in U.S. labor costs and various material costs, and an increase in the inventory reserve of $15,000. In addition, a price reduction was given to Cirrus associated with increased purchase quantities. The Company expects to provide additional pricing reductions to its larger customers in the future and as a result, the gross margins could be impacted. The Company’s objective is to maintain or improve overall gross margins in the future.
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
Net Income (Loss) and Earnings (Loss) per Share
Income (loss) before income taxes as a percentage of revenues was(18.9)% and (1.9%) for the second quarter of fiscal year 2007 and 2006, respectively.
On a diluted share basis, the net loss of $(359,604) for the second quarter of fiscal year 2007 or ($0.04) per share, as compared to net loss of ($27,612), which was ($0.00) per share for the prior fiscal year quarter.
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
The Company’s Annual Shareholders’ Meeting was held on March 15, 2007. The proposals voted upon was the election of six directors to serve on the Company’s Board of Directors, to adopt the amended and restated Articles of Incorporation, and to adopt the amended and restated Bylaws. The total number of shares voted was 6,836,210 or 67.3% of the eligible shares and the results were as follows:

Director	For	Withhold	Total
Adams, Thomas H.	6,829,819	6,391	6,836,210
Brandt, Darrel D.	6,829,819	6,391	6,836,210
Nelson, Robert L.	6,829,819	6,391	6,836,210
Popov, Boris	6,817,819	18,391	6,836,210
Underwood, Edward L.	6,829,819	6,391	6,836,210
Williams, Larry E.	6,828,089	8,121	6,836,210

To adopt the amended and restated Articles of Incorporation	3,568,285	3,267,925	6,836,210

To adopt the amended and restated Bylaws	6,759,353	76,857	6,836,210

ITEM 6.	EXHIBITS
The following documents are included or referenced in this report.

Exhibit Number	Description

4.1
Form of Subscription Agreement entered into with investors in private placement completed from October 2006 to January 2007 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-KSB filed December 26, 2006.

4.2
Form of Warrant issued to investors in private placement completed from October 2006 to January 2007 (incorporated by reference to Exhibit 4.2 to the Company’s 10-QSB for the period ended December 31, 2006).

4.3
Form of Agents Warrant issued in connection with private placement completed from October 2006 to January 2007 (incorporated by reference to Exhibit 4.3 to the Company’s 10-QSB for the period ended December 31, 2006).

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

Date: March 7, 2008	/s/ Larry E. Williams

By Larry E. Williams
Principal Executive Officer

/s/ Carl D. Langr

By Carl D. Langr
Principal Accounting Officer

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Accounting Officer.