Form 10QSB/A
period 2007-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2008-03-07
CIK 801907

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

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-QSB for the three months ended June 30, 2007 of Ballistic Recovery Systems, Inc. (the “Company”) is being filed solely to restate the consolidated financial statements for the affected period to correct errors in the valuation of inventories and allocation of production overhead (these restatements are referred to herein as the “Restatements”). The Restatements amends the Form 10-QSB for the related period originally filed by the Company with the Securities and Exchange Commission on August 10, 2007. These Restatements had a negative impact on our financial position, financial results, and operations.
With the Restatement, inventory decreased by $397,026, which in turn decreased total current assets and total assets and increased the loss from operations, loss before income taxes and net loss. The decrease in inventory also increased the accumulated deficit by the same amount. The adjustment of $397,026 is further added to an adjustment of $416,408 for the second quarter of fiscal year 2007 for a total adjustment of $813,434.
Further, with the Restatement to decrease inventory, the deferred tax benefit increased by $69,138. The total other assets and total assets were also increased by that same amount. As a result, the accumulated deficit decreased and net shareholder equity on the balance sheet increased. On the income statement, the increase in deferred tax benefit decreased the net operating loss by $69,138. The adjustment of $69,138 is further added to a $47,845 adjustment relating to the second quarter of fiscal year 2007 for a total adjustment of $116,983.
The reader should note that this Amendment No. 1 includes all of the information contained in the Company’s original report on Form 10-QSB filed on August 10, 2007, and no attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in this original report on Form 10-QSB, except as required to reflect the amendments reflected above in Items 1 and 2 as applicable, of the report. As such, the information contained in the original 10-QSB, except as amended in this Amendment No. 1, remain unchanged and reflect the disclosures made as of the original filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original 10-QSB, and this Amendment No. 1 shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

Part I Financial Information — Item 1. Consolidated Financial Statements
BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30,
	(Unaudited)	2006
	Restated	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,657,802	$53,722
Accounts receivable — net of allowance for doubtful accounts of $22,924 and $22,924, respectively	1,161,445	541,642
Inventories	1,824,727	2,458,003
Deferred tax asset — current portion	160,700	160,700
Prepaid expenses	380,187	144,509

Total current assets	5,998,295	3,358,576

Furniture, fixtures and leasehold improvements	1,250,456	1,092,085
Less: accumulated depreciation and amortization	(619,905)	(506,831)

Furniture, fixtures and leasehold improvements — net	630,551	585,254

Other assets:
Patents, net of accumulated amortization of $11,717 and $11,425, respectively	697	989
Goodwill	103,774	103,774
Deferred tax asset — net of current portion	1,292,899	1,221,516
Long-term prepaid expenses	33,842	109,925
Covenant not to compete, net of accumulated amortization of $585,828 and $569,789, respectively	19,183	35,222

Total other assets	1,450,395	1,471,426

Total assets	$7,265,807	$5,415,256

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30,
	(Unaudited)	2006
	Restated	(Audited)
Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit — bank	$—	$302,265
Current portion of covenant not to compete, shareholders	—	7,069
Accounts payable	456,678	692,550
Customer deposits	158,559	42,916
Accrued payroll	73,039	73,613
Other accrued liabilities	200,460	244,930

Total current liabilities	888,736	1,363,343

Long-term debt, less current portion	—	320,000
Long-term debt refinanced through equity offering in October and November 2006	—	729,091

Total Liabilities	888,736	2,412,434

Shareholders’ equity:
Common stock ($.01 par value; 50,000,000 shares authorized; 11,304,767 and 8,089,619 shares, respectively, issued and outstanding)	113,048	80,896
Additional paid-in capital	10,264,980	6,306,007
Accumulated deficit	(4,000,957)	(3,384,081)

Total shareholders’ equity	6,377,071	3,002,822

Total liabilities and shareholders’ equity	$7,265,807	$5,415,256

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months ended June 30, 2007 and 2006
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	Restated		Restated
Sales	$2,606,081	$2,468,209	$6,900,215	$6,691,717
Cost of sales	2,024,638	1,642,989	5,186,625	4,253,492

Gross profit	581,443	825,220	1,713,590	2,438,225

Selling, general and administrative	729,840	578,574	1,965,981	1,912,046
Research and development	170,455	118,916	402,470	366,560
Intangible amortization	2,213	30,410	16,039	91,230

Income (loss) from operations	(321,065)	97,320	(670,900)	68,389

Other income (expense):
Interest expense	(5,847)	(33,823)	(35,440)	(101,823)
Other income	11,710	107	18,081	209

Income (loss) before income taxes	(315,202)	63,604	(688,259)	(33,225)

Income tax expense (benefit)	(39,338)	23,482	(71,383)	(12,000)

Net income (loss)	$(275,864)	$40,122	$(616,876)	$(21,225)

Basic earnings (loss) per share	$(0.03)	$0.01	$(0.06)	$(0.00)

Weighted average number of shares outstanding — basic	10,247,262	7,744,400	9,848,535	7,717,117

Diluted earnings (loss) per share	$(0.03)	$0.01	$(0.06)	$(0.00)

Weighted average number of shares outstanding — diluted	10,265,987	7,770,077	9,864,141	7,717,117

Dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended June 30, 2007 and 2006
(UNAUDITED)

	Nine Months Ended June 30
	2007	2006
	Restated
Cash flows from operating activity:
Net income (loss)	$(616,876)	$(21,225)
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	(71,383)	44,884
Depreciation and amortization	113,366	110,628
Amortization of covenant not to compete	16,039	91,230
Common stock issued for services	13,875	9,060
(Increase) decrease in:
Accounts receivable	(619,803)	(108,691)
Inventories	633,276	(641,123)
Prepaid income taxes	—	230,544
Prepaid expenses	(194,053)	(93,592)
Long-term prepaid expenses	76,083	18,639
Increase (decrease) in:
Accounts payable	(235,872)	137,691
Customer deposits	115,643	(39,531)
Accrued expenses	10,256	(9,280)

Net cash from operating activities	(759,449)	(270,766)

Cash flows from investing activities:
Capital expenditures	(158,371)	(105,146)
Payment for patent	—	(750)

Net cash from investing activities	(158,371)	(105,896)

Cash flows from financing activities:
Net proceeds from issuance of common stock and common stock warrants	3,865,835	414,220
Net proceeds from borrowings under line of credit — bank	(302,265)	98,370
Principal payments on long-term debt	(1,049,091)	(112,816)
Proceeds from exercise of common stock options	14,490	42,939
Principal payments on covenant not to compete	(7,069)	(62,518)

Net cash from financing activities	2,521,900	380,195

Increase (decrease) in cash and cash equivalents	1,604,080	3,533
Cash and cash equivalents — beginning of period	53,722	103,102

Cash and cash equivalents — end of period	$1,657,802	$106,635

Cash paid for (received from) taxes	$—	$(258,268)
Cash paid for interest	$40,938	$97,522
Summary of non-cash activity:
Issuance of common stock for board of director fees for future periods included in prepaid expenses	$41,625	$36,240
Conversion of bonus accured into common stock	$55,300	$—
Issuance of common stock in exchange for stock subscription receivable — related party	$—	$25,000
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

Components of intangible assets are as follows:

	June 30, 2007		September 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Patents	$12,414	$11,717	$12,414	$11,425
Covenants not to compete	$605,011	$585,828	$605,011	$569,789
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

	Three	Nine
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2006	2006

Net income (loss):

As reported	$40,122	$(21,225)
Pro forma	40,122	(21,225)

Basic net income (loss) per common share:

As reported	$0.01	$(0.00)
Pro forma	$0.01	$(0.00)

Diluted net income (loss) per common share:

As reported	$0.01	$(0.00)
Pro forma	$0.01	$(0.00)

Stock based compensation:

As reported	$0	$0
Pro forma	$0	$0
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
Following is a reconciliation of basic and diluted earnings per common share for the three- and nine months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings (loss) per common share — basic:	Restated		Restated

Net income (loss)	$(275,864)	$40,122	$(616,876)	$(21,225)

Weighted average shares outstanding	10,247,262	7,744,400	9,848,535	7,717,117

Net income (loss) per common share — basic	$(0.03)	$0.01	$(0.06)	$(0.00)

Earnings (loss) per common share — diluted:

Net income (loss)	$(275,864)	$40,122	$(616,876)	$(21,225)

Weighted average shares outstanding	10,247,262	7,744,400	9,848,535	7,717,117

Common stock equivalents	0	25,677	0	0

Weighted average shares and potential diluted shares outstanding	10,747,262	7,770,077	9,848,535	7,717,117

Net income (loss) per common share — diluted	$(0.03)	$0.01	$(0.06)	$(0.00)

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants using the average market price during the fiscal year.
All outstanding options (45,000 shares) were excluded in the computation of common share equivalents for the three and nine months ended June 30, 2007 since there was a loss for the period.
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
Restatement
The following table reconciles the previously reported amounts as of and for the three months ended June 30, 2007 and for the nine months ended June 30, 2007. The impact of the adjustments was to reduce Inventory by $397,026 for the quarter ended June 30, 2007 in addition to a $416,408 adjustment at March 31, 2007, resulting in a total adjustment of $813,434 for the two quarters combined. The adjustment to the deferred tax benefit resulting from these adjustments was $47,845 for the quarter ended March 31, 2007 and $69,138 for the quarter ended June 30, 2007 resulting in a $116,983 benefit for the two quarters combined. In addition, the basic earnings per common share decreased by $(.03) for the three months ended June 30, 2007 and by a total of $(.06) for the six months ended June 30, 2007.
The following table reconciles previously reported balance sheet items at March 31, 2007 to the restated amount:

		Total	Deferred	Total
	Inventory	Cur. Assets	Tax Asset	Other Assets
Previously Reported Amounts	$2,638,161	$6,811,729	$1,175,916	$1,333,412
Impact of Adjustments	(813,434)	(813,434)	116,983	116,983
Restated Amounts	$1,824,727	$5,998,295	$1,292,899	$1,450,395

	Total	Accumulated	Total	Total Liab.
	Assets	Deficit	Equity	And Equity
Previously Reported Amounts	$7,962,258	$(3,304,506)	$7,073,522	$7,962,258
Impact of Adjustments	(696,451)	(696,451)	(696,451)	(696,451)
Restated Amounts	$7,265,807	$(4,000,957)	$6,377,071	$7,265,807

The follow table reconciles previously reported items on the Statement of Operations for the three months ended June 30, 2007 and for the nine months ended June 30, 2007:

Three Months	Cost of	Gross	Loss From	Loss Before
Ended June 30, 2007	Sales	Profit	Operations	Taxes
Previously Reported Amounts	$1,627,612	$978,469	$75,961	$81,824
Impact of Adjustments	397,026	(397,026)	(397,026)	(397,026)
Restated Amounts	$2,024,638	$581,443	$(321,065)	$(315,202)

Three Months	Income Tax	Net	Loss
Ended June 30, 2007	Benefit	Loss	Per Share
Previously Reported Amounts	$29,800	$52,024	$0.00
Impact of Adjustments	$(69,138)	(327,888)	(0.03)
Restated Amounts	$(39,338)	$(275,864)	$(0.03)

Nine Months	Cost of	Gross	Loss From	Loss Before
Ended June 30, 2007	Sales	Profit	Operations	Taxes
Previously Reported Amounts	$4,373,191	$2,527,024	$142,534	$125,175
Impact of Adjustments	813,434	(813,434)	(813,434)	(813,434)
Restated Amounts	$5,186,625	$1,713,590	$(670,900)	$(688,259)

Three Months	Income Tax	Net	Loss
Ended June 30, 2007	Benefit	Loss	Per Share
Previously Reported Amounts	$45,600	$79,575	$0.00
Impact of Adjustments	116,983	(696,451)	(0.06)
Restated Amounts	71,383	$(616,876)	$(0.06)
The following table reconciles previously reported items on the Statement of Cash Flows for the nine months ended June 30, 2007:

	Net Income	Deferred
	(Loss)	Taxes	Inventory
Previously Reported Amounts	$79,575	$45,600	$(180,158)
Impact of Adjustments	(696,451)	(116,983)	(813,434)
Restated Amounts	$(616,876)	$(71,383)	$633,276
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

C.	Other Financial Information

Inventories

The components of inventory consist of the following at June 30, 2007 and September 30, 2006:

	06/30/2007	09/30/2006
Raw materials	$1,245,787	$2,100,501
Work in process	518,711	340,434
Finished goods	60,229	17,068

Total inventories	$1,824,727	$2,458,003

Furniture, Fixtures and Leasehold Improvements
Furniture, fixtures and leasehold improvements consisted of the following categories at June 30, 2007 and September 30, 2006:

	06/30/2007	09/30/2006
Office furniture and equipment	$398,627	$345,535
Manufacturing equipment	568,646	463,367
Airplane	283,183	283,183

Total furniture, fixtures and leasehold improvements	$1,250,456	$1,092,085

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

The Company has operations in South St. Paul, Minnesota and Tijuana, Mexico. Information about the Company’s operations by geographical location are as follows for the quarter ended June 30, 2007 and the year ended September 30, 2006:

	Minnesota	Mexico	Consolidated
As of June 30, 2007:
Total Assets	$7,294,504	$667,754	$7,962,258
Long-lived assets	$958,298	$292,158	$1,250,456
Inventories	$1,532,281	$292,446	$1,824,727

	Minnesota	Mexico	Consolidated
As of September 30, 2006:
Total Assets	$4,687,830	$727,426	$5,415,256
Long-lived assets	$890,705	$201,380	$1,092,085
Inventories	$1,931,957	$526,046	$2,458,003
E.	Line-of-Credit Borrowings

The Company had a $400,000 line-of-credit with a bank which expired on February 6, 2007. The line called for a variable interest rate of 9.75% at December 31, 2006 and September 30, 2006. At September 30, 2006, there was an outstanding balance of $302,265 under the line of credit.

F.	Long-Term Debt

The components of long-term debt consist of the following at June 30, 2007 and September 30, 2006:

	06/30/2007	09/30/2006
Note payable — Parsons, paid in full with proceeds received from common stock offerings in October and November 2006. (Paid November 15, 2006).	$—	$729,091
Note payable — Parsons, paid in full on June 17, 2007	—	320,000

Total long-term debt	—	1,049,091
Less: debt refinanced through equity offering	—	729,091
Less: current portion	—	—

Long-term debt, net of current portion	$—	$320,000

G.	Shareholders’ Equity

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
The weighted average remaining contractual term of options exercisable at June 30, 2007, was 0.75 year.
The following table summarizes information about stock options outstanding at June 30, 2007:

		Weighted	Range of
		Average	Option
		Exercise	Exercise
	Options	Price	Price
Options Outstanding — September 30, 2004	310,000	1.09	$0.44 - $1.38
Granted	—	—	—
Canceled or expired	—	—	—
Exercised	160,000	1.07	$0.44 - $1.38

Options Outstanding — September 30, 2005	150,000	$1.11	$0.91 - $1.38
Granted	—	—	—
Canceled or expired	—	—	—
Exercised	60,000	$0.945	$0.91 - $1.38

Options Outstanding — September 30, 2006	90,000	$1.22	$1.05 - $1.38
Granted	—	—	—
Canceled or expired	34,500	$1.38	$1.38
Exercised	10,500	$1.38	$1.38

Options Outstanding — June 30, 2007	45,000		$1.05
Options Exercisable — June 30, 2007	45,000		$1.05
The aggregate intrinsic value of options outstanding and exercisable is $31,500 and $43,650 at June 30, 2007 and 2006, respectively.
As of June 30, 2007, there was $0 of total unrecognized compensation costs related to the outstanding stock options.

H.	Commitments and Contingencies
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
J.	Warrants
Stock warrant activity is as follows for the nine months ended June 30, 2007:

	Outstanding	Exercise Price
Outstanding at September 30, 2006	16,401	$2.00
Granted	962,493	2.00
Exercised or forfeited	—	—

Outstanding at June 30, 2007	978,894	$2.00

Warrants outstanding and exercisable as of June 30, 2007, are as follows:

	Weighted-Average
	Remaining
	contractual	Exercise
Warrants	life	prices
978,894	2.32	$2.00
Stock warrants issued during the nine months ended June 30, 2007 were awarded for:

2007
Common stock	962,493

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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
Gross Operating Margin
Gross operating margin as a percentage of revenues was 22.3% for the third quarter of fiscal year 2007 compared to 33.4% for the comparative quarter of fiscal year 2006. On a year to date basis, the gross operating margin was 24.8% and 36.4% for fiscal years 2007 and 2006, respectively. The factors contributing to the gross margin reduction was the costing of inventory and related monitoring of inventory control related to the operations in Mexico. The Company’s objective is to maintain or improve overall gross margins in the future.
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