Form 10KSB
period 2007-09-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2008-03-07
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended September 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common Stock, par value $0.01 per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
The issuer’s revenues for the fiscal year ended September 30, 2007 were $9,402,351.
As of February 29, 2008, there were 11,304,767 outstanding shares of common stock, par value $0.01 per share.
The aggregate market value of the voting common stock of the issuer held by non-affiliates of the issuer on February 29, 2008 based on the closing price of the common stock as quoted on the Pink Sheets on such date was $6,859,611.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

i

REFERENCES
References to “BRS,” the “Company,” the “Registrant,” “we,” “us,” or “our” in this Annual Report on Form 10-KSB refer to Ballistic Recovery Systems, Inc., a Minnesota corporation.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-KSB contains statements that are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Item 6 of this annual report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “expect,” “anticipate,” “believe,” “could,” “may,” and “intend” and similar expressions to identify forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events, including, but not limited to, our dependence on Cirrus Design Corporation, potential product liability claims and payment if such claims are successful, federal transportation rules and regulation which may negatively impact our ability to ship our products in a cost efficient manner, the elimination of funding for new research and development projects, the decline in registered and unregistered aircraft sales, dependence on discretionary consumer spending, dependence on existing management, general economic conditions, changes in federal or state laws or regulations, the valuation of deferred tax assets and our restatement of certain previously issued financial statements. Investors should not unduly rely on these forward looking statements and should carefully review the risk factors set forth in this annual report.
PART I
ITEM 1. BUSINESS
Introduction
Ballistic Recovery Systems, Inc. (Ticker: “BRSI”) is one of the leading aviation safety companies in the United States. Founded in 1980 and based in South St. Paul, Minnesota, BRS is engaged in the business of developing and commercializing whole-aircraft emergency recovery parachute systems for use primarily with general aviation and recreational aircraft.
The parachute systems are designed to safely descend the entire aircraft and its occupants in the event of an in-air emergency including mid-air collisions, structure failure, engine failure, pilot incapacitation, and unstable meteorological conditions, among other things. We believe we are the largest manufacturer of whole aircraft recovery systems in the world. Since inception 27 years ago, we have delivered over 27,000 systems that have been installed on general aviation and recreational aircraft throughout the world.
We currently operate in four primary market segments that comprise all of our current revenues:
•	General aviation aircraft as certified by the FAA. The general aviation market is our largest consumer, comprising approximately 74.4 % of our revenue.

•	Light Sport Aircraft (LSA) which are smaller two-seat aircraft. The FAA monitors and regulates this segment under different regulations and restrictions than the general aviation aircraft.

•
Recreational/Sport aviation (commonly called ultralight aircraft). The recreational aviation market is the oldest market segment that we service. Our first products were developed for this segment over 27 years ago.

•	Personal Protective Equipment.

In recent years, our growth has come from its general aviation market, primarily from sales to Cirrus Design Corporation, or Cirrus. We see our future growth coming from the following areas:
•	Expansion of the general aviation market beyond Cirrus to other general aviation manufacturers;

•	Growth in the emerging Very Light Jet (VLJ) market;

•	Development of products and successful contract awards for defense related products;

•	Development of the repack market for general aviation aircraft;

•	Utilization of our manufacturing expertise and excess capacity for aviation and non-aviation cut and sew production in our Mexico production facility; and

•	The manufacturing, marketing, and distribution of personal protective equipment.
We maintain our corporate headquarters and main assembly in South St. Paul, Minnesota. We also have a facility in Mexico that is used for manufacturing parachutes for BRS and other companies and related cut-and-sew products for other industries.
On November 16, 2007, we acquired through our majority owned subsidiary, Advanced Tactical Fabrication Inc., or ATF, substantially all of the assets of Head Lites Corporation, or HLC, a Minnesota corporation which manufactures high visibility personal safety products. ATF, which is 90% owned by us and 10% by HLC, is based in South St. Paul and has production facilities in Pinebluff, North Carolina and Tijuana, Mexico (Tijuana).
ATF paid $648,400 in cash for the acquisition, in addition to the assumption of certain liabilities. In connection with the transaction, ATF entered into a five-year consulting agreement with HLC, whereby ATF will be required to make monthly payments to HLC totaling $50,000 in the first year and $42,000 each year thereafter. ATF also agreed to make monthly non-compete payments to the majority shareholder of HLC for a period of five years, with payments during the first year totaling approximately $36,000 and payments in each year thereafter totaling $24,000. Further, ATF will make five annual gross margin payments to HLC in amounts equal to 8% of ATF’s gross margin during each applicable fiscal year (subject to increase under certain circumstances).
We also agreed to loan up to $450,000 to ATF in consideration of certain secured promissory notes to be issued by ATF in our favor. The notes will have a three-year term and bear interest at a rate equal to the prime rate plus 1%. The notes require quarterly payments which will be interest only for the first payment on January 1, 2008, and principal and accrued interest commencing April 1, 2008, with the final payment scheduled for July 1, 2010. These loans are to be made available to ATF if its cash flow is not sufficient to meet day-to-day operating needs.
On October 15, 2007 we established a parachute manufacturing facility in Pinebluff, North Carolina with the specific purpose of meeting “Berry Amendment” requirement for US content (related to defense related products).
Our Business
Principal Products
Our principal products are whole-aircraft emergency parachute recovery systems. Each product, when utilized in an in-air emergency and at the appropriate altitude, may be activated by the pilot releasing a parachute that is designed to deploy quickly, slow the descent of the aircraft, and lower the aircraft and its occupants safely to the ground to prevent or reduce injury and damage to the aircraft. Possible parachute usage scenarios include: mid-air collision (loss of integrity or control); severe weather upset (wind shear, turbulence); power loss with poor visibility (night or instrument flight conditions); loss of control (component failure or malfunction); engine out over hostile (unlandable) terrain; structural failure (age-weakened parts); pilot medical trauma (heart attack, allergic reaction, stroke); overstress (violent weather); and/or pilot error.
General Aviation Market
Our general aviation product line relates to products for inclusion on FAA certified aircraft through either a Type Certificate, or TC, or a Supplemental Type Certificate, or STC. We entered the general aviation market in the mid 1980’s when we developed an emergency parachute recovery system for the Cessna 150/152 series of aircraft. In 1993, this system, known as the GARD-150 (now called the “BRS-150”), received a STC from the FAA that allowed owners of Cessna 150/152 model aircraft to install the system into their aircraft. Media attention for this new product resulted in domestic and international television and radio broadcasts as well as coverage in domestic and international aviation and non-aviation print media. Although the BRS-150 did not sell in significant volumes, we believe that it helped in the development of our current products.

In fiscal year 2007, our general aviation product lines accounted for approximately 74.4% of our revenues. According to the General Aviation Manufacturers Association, or GAMA, the general aviation market experienced 24.1% growth in 2006. Our primary general aviation product has been used on the Cirrus SR20 and SR22 aircraft manufactured by Cirrus. For fiscal year 2007, sales to Cirrus accounted for approximately 74.4% of our revenues. One of our growth strategies addresses customer concentration by pursuing more general aviation business from other manufacturers.
Cirrus Design Corporation
Cirrus, based in Duluth, Minnesota, is presently the world’s largest manufacturer of single engine 4-seat certified aircraft, according to GAMA reports. Both models of Cirrus aircraft utilize our parachute system as required standard equipment.
We entered into an agreement with Cirrus Design Corporation, or Cirrus, in 1994 to develop and certify a four-place all composite general aviation aircraft designated the SR20. The FAA certified the aircraft in October 1998. It was the first FAA certified aircraft to offer one of our recovery systems as required standard equipment. As standard equipment, our parachute is included in the aircraft’s Type Certificate, or TC, issued by the FAA (for more information on the TC, please see the section entitled “Government Regulation” on pages 7-8. We began delivering systems for the SR20 in fiscal year 1999. During fiscal year 2000, Cirrus began development and certification efforts for their next generation aircraft called the SR22. The SR22 is a heavier and faster version of the SR20 and utilizes much of the same parachute technology developed for the SR20. The SR22 received a TC in November 2000 and was certified with our parachute system as a standard component of the aircraft. Deliveries of SR22 parachute systems began in December 2000. Cirrus continues to make enhancements and advancements to both the SR20 and SR22 and has new aircraft designs currently under development. We intend to approach Cirrus regarding the use of our product in such new aircraft, and anticipate that our products will continue to be offered on Cirrus aircraft as standard equipment.
We currently operate under a Purchase and Supply Agreement with Cirrus, dated as of September 1999 and amended February 2006, pursuant to which we are the non-exclusive supplier of the parachute recovery system to Cirrus. The current term of the agreement expires in December 2008, subject to rolling automatic renewal terms of 18 months unless either party terminates with 18 months advance notice. The recent amendment to this agreement also provides that Cirrus will maintain product liability insurance on the parachute system whose components are directly or indirectly supplied by us. Additionally, Cirrus has agreed to indemnify us for all related product liability claims involving our parachute system (except for claims for economic losses or damage related solely to the aircraft). The agreement also gives Cirrus limited exclusivity for an increased gross weight (3,600 pound) system for a period of one year after introduction.
In recent years, sales of Cirrus aircraft have flourished, with 710 aircraft shipped in 2007 and 721 aircraft shipped in 2006. The number of aircraft shipped in 2006 reflected an increase of approximately 20.2% over the 600 aircraft shipped by Cirrus in 2005. In 2004, Cirrus became the leading US based manufacturer of general aviation aircraft, passing longtime industry leaders such as Cessna, Piper and Mooney. According to GAMA, Cirrus is the market leader in high performance, single-engine piston, four-place airplanes.
Other General Aviation Products
In addition to our relationship with Cirrus, we develop and sell aftermarket FAA certified parachute systems for the Cessna 172 and 182 aircraft. Our systems for the Cessna aircraft are optional equipment, requiring us to obtain from the FAA a Supplemental Type Certificate, or STC. An STC allows the installation of the product without requiring the presence of the product for operation of the aircraft (for more information on the STC, please see the section entitled "Government Regulation” on pages 7-8).
In fiscal year 2001, we began development of a parachute system for the Cessna 172 model aircraft. The development and testing was completed in fiscal year 2002 and we received FAA certification for the BRS-172 recovery system in July 2002. We made our first customer delivery in September 2002 with 17 total systems installed through the end of fiscal year 2007.

Near the end of fiscal year 2004, we finalized development of a parachute recovery system for the Cessna 182 model aircraft, which is called the BRS-182. The system utilizes many of the same components used in the recovery systems for the Cirrus aircraft models and the Cessna 172. We received the Supplemental Type Certificate or STC from the FAA in June 2004, allowing the product to be installed on certified Cessna 182 series aircraft. The first customer delivery and installation was completed in July 2004. A total of 58 Cessna units have been sold to date.
According to GAMA, Cessna delivered 674 Cessna 172/182 aircraft during calendar year 2007 compared to 736 Cessna 172/182 units in calendar year 2006.
On October 8, 2007, the Company announced an agreement with Cessna Aircraft Company, a Textron Inc. (NYSE: TXT) company, for the Cessna service stations across the world to begin offering BRS whole-airframe parachute system installations and service for the 172 Skyhawk and 182 Skylane. The Company also announced they will begin developing an STC for the parachutes to be installed on the Cessna 206.
We continue to explore opportunities to have our products be standard certified equipment or a factory installed option with several other general aviation manufacturers.
Light Sport Aircraft (LSA) Market/Recreational Market
In fiscal year 2007, our recreational product lines accounted for approximately 22.3% of our revenues. Recreational aviation products include products designed and manufactured for use on unregistered aircraft (such as ultralights) and aircraft registered with the FAA as experimental. Like our general aviation products, these recreational aviation products are designed to prevent or reduce human injury and damage to the aircraft in the event of an in-air emergency.
We manufacture these products and sell direct and through dealers and distributors who also market and sell the aircraft and related products. We currently work with approximately 30 dealers and distributors worldwide. Sales to international customers accounted for approximately 47.5% of our recreational aviation product sales in 2007.
A portion of the recreational market is the light sport aircraft market segment. LSA are smaller two-seat aircraft, and are the result of federal regulations enacted in December 2004 relating to light sport aircraft. These regulations are less onerous than those relating to general aviation and made recreational flying more affordable, as they allow pilots to obtain sport pilot certification at significantly less expense, in terms of time and cost, and generally simplify the certification process. LSA aircraft resemble traditional two-seat general aviation aircraft, but weigh less than 1,320 pounds, and aircraft kit prices start as low as $20,000. The FAA has projected this market to be over 3,000 aircraft in the next 2-3 years. We believe there is significant market potential for LSA aircraft where our products would be offered as either standard equipment or a factory option.
Management believes that these lesser restrictions may have a positive effect on the LSA market in the United States, and that we will have a significant market opportunity if we can develop and manufacture compatible products. The LSA market currently has 57 approved airplane types and we are in development of designs and have orders to develop parachute recovery systems for 13 of these aircraft types. Many of the existing LSA aircraft were developed around existing European designs, some of which, but not all, utilize our products. We have developed solid relationships with US-based distributors and manufacturers of LSA aircraft, such as Flight Star and Sport Aircraft Works. We have contracted with Flight Design CT of Germany to have our products as standard equipment on every plane delivered in the United States. We continue to attempt to develop contacts in this market to further expand our LSA product business. While we are optimistic that the LSA market will continue to develop, no assurance can be given that our products will be successfully marketed within the LSA market.
We delivered 192 LSA units in fiscal year 2007.
Very Light Jet (VLJ) Market
The newest market segment, and one in which the industry and we believe has great potential, is the VLJ market. VLJs are being developed by several general aviation manufacturers, including Cirrus, Piper and Diamond (as identified below). A VLJ is a smaller version of a larger jet that, in general, seats up to five persons, weighs less than 10,000 pounds (maximum take off weight) and will retail for between $1,000,000 and $2,500,000. This market is designed to be the transition from high performance piston and turbo-charged aircraft to a jet which is easy to fly and more affordable than their costlier counterparts.

In November 2005, Cirrus announced that it intended to design a new “personal jet,” and that it intended to include a parachute on this model as standard equipment. We are in discussion with Cirrus about the possibility of including our products on its proposed personal jet.
In July 2006, the Diamond Aircraft Industries, or Diamond, a London, Ontario based manufacturer of general aviation and light jet aircraft announced that a parachute would be an option on the newly announced D-JET. We have not entered into a definitive agreement with Diamond. Our current working arrangement with Diamond is that we will be the exclusive supplier of any parachute system used on a Diamond D-JET aircraft, and that our system would be offered as a factory option. We intend to be free to supply other light jet manufacturers during the term of any agreement.
In July 2007, we entered into an agreement with Epic Aircraft, a Bend, Oregon based aircraft manufacturer, to install our parachutes on board Epic’s new Victory jet, a single-engine, all composite VLJ which will carry 4-5 passengers.
All single-engine VLJ manufacturers known to us have expressed some interest in including a whole airplane emergency recovery parachute as either standard equipment or an option. We intend to continue discussions with these manufacturers, and believe the VLJ market provides a significant market opportunity to us.
Repack Market
All of our parachute recovery systems require repack, or refurbishment, for continued service. The average refurbishment cycle on recreational aircraft is six years, and ten years for general aviation aircraft. On FAA certified Cirrus aircraft, our parachute assembly must be repacked at ten-year intervals in order to maintain its airworthiness certificate. The first Cirrus installations occurred in 1999 and we expect the repacks to begin next year. The repack entails:
a)	replacement of the extraction rocket;

b)	inspection of the parachute assembly including replacement of certain time change items and other parts that have reached the end of their service life; and

c)	repacking of the parachute.
If the product is not repacked in accordance with the FAA regulations, any aircraft to which it is required equipment will not retain its certification of airworthiness. Cirrus aircraft are required to have the parachute repacked in ten-year intervals. Over the next few years, a significant portion of the Cirrus fleet will reach the ten-year milestone and will require repacking. We expect that the repack business may become a substantial business line for us, as we believe that we are the only company currently positioned to provide repack services.
Non-Aviation and Department of Defense Market
We are actively seeking new non-aviation product lines from a variety of safety-related firms to manufacture in our Mexican facility of a “cut-and-sew” nature. These opportunities require high quality, precise assembly processes in a customizable and quick-change environment. Our Tijuana facility fulfills these requirements; our trained and highly skilled workforce familiar with sewing techniques translate seamlessly to these diversified product lines. We are currently finalizing plans with three such customers for “build-to-print” activities requiring high quality standards, yet with quick-reaction-time ability to conform to end-user specific desires. We expect these contracts will reach approximately 10% of total sales revenues within the next two years.
Our subsidiary, Advanced Tactical Fabrication, Inc., or ATF, manufactures, markets, and distributes products within the Personal Protective Equipment (PPE) industry utilizing the Head Lites’™ brand high visibility components and trims, Vis-Mat™ brand high visibility vest apparel, headwear and accessories, Vis-Tac™ brand load-bearing tactical vest platforms, plus ELMO™ brand emergency lighting systems. We also anticipate that ATF will develop custom personal safety products, along with full-package supply chain management for United States or foreign-sourced cut-and-sew fabrication.

We are actively seeking opportunities to incorporate our parachute recovery systems aboard current and future planned aerial combat systems (both unmanned and manned) for the United States Department of Defense (DoD) and similar foreign agencies (Ministry of Defense). A number of inquires have been made within the industry, and we are preparing proposals to compete for these. We have also partnered with a domestic original equipment manufacturer, or OEM, desiring to sell its newly developed single-engine piston aircraft as a replacement basic trainer for the United States Air Force and United States Navy whereby each aircraft would have our parachute recovery systems installed as standard equipment in lieu of individual ejection seats or personnel parachutes.
Manufacturing
Parachute Manufacturing
Our products are primarily assembled in our South St. Paul, Minnesota facility from components manufactured by us or supplied by third parties. In September 2005, we acquired the manufacturing facility of Paranetics Technology, Inc., located in Tijuana, Mexico, for the purpose of manufacturing parachutes and related components for our general aviation and recreational market segments. We currently have three recreational product lines produced in our Mexico facility.
Other Components
We manufacture our own ballistic devices and currently outsource rocket propellant. During fiscal year 2007, we entered into a supply agreement with a second manufacturer of rocket propellant. We believe there are alternate sources for propellant in the event that either source becomes unavailable. Other components are purchased from a variety of suppliers or internally produced.
We also attempt to hold reasonable inventory of key components to provide time to secure alternate suppliers should the need arise.
Patents and Intellectual Property
It is our policy to actively seek to obtain, where appropriate, the broadest protection possible for our products, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and elsewhere in the world.
We also depend upon the skills, knowledge and experience of our personnel, some of which may not be patentable. To help protect our proprietary know-how which is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements. To this end, as appropriate, we require employees, consultants, and other contractors to enter into confidentiality agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.
To date, we have not been involved in any patent infringement or trade secret actions.
Patents
We currently hold two filed patents: 1) a patent relating to a “Parachute Reefing Device,” also known as the “slider,” and 2) a patent related to “thin film parachute fibers.” The patent relating to the slider (United States Patent No. 4,863,119), a device that delays the deployment of the parachute until the aircraft slows to an appropriate speed, was issued in September 1989 on behalf of two of our employees and expires in September 2008. The two employees assigned the patent to us, for which we are required to make continuing payment of maintenance fees until September 2008. The slider is currently utilized in our general aviation line, as well as in our recreational aviation products. Current development projects also utilize the reefing device as an integral design component. We do not believe that the expiration of this patent will have a material adverse impact on us or our products.
The second patent, Patent No. 6,056,241, was issued to us in May 2000 on behalf of one of our employees for a “Thin Film Parachute with Continuous Lateral Reinforcement Fibers.” The employee assigned the patent to us, for which we are required to make continuing payment of maintenance fees until August 2018. We developed this process as a result of a NASA Small Business Innovative Research grant program that was completed during the fiscal year 1999. Military and civilian markets are both being explored for potential applications of this technology, which. This patent is not actively utilized in our technology.

We further anticipate obtaining patent protection for components to one or more of our VLJ products that are currently in development.
ATF purchased the following patents from Head Lites as part of the November 2007 acquisition:
ELMO-Lyte Portable Illuminated Marker System (pending)
Illuminated Power Cable (12/13/16, provisional)
Enhanced Visibility Safety Garment (4/17/01, D440, 716)
Enhanced Visibility Safety Hat (8/19/03, D478, 409)
Enhanced Visibility Safety Vest; 207 Pro series (pending)
Enhanced Visibility Safety Vest; Centurion II (pending)
Enhanced Visibility “TEAL Team” Safety Garment (9/25/07, provisional)
High Visibility Load-bearing Tactical Vest (6/10/03, D475, 814)
Trademark Protection
The U.S. Trademark Office has acknowledged trademark of our service mark, principle register of “DEFINING AVIATION SAFETY” application, and advises that the application has been assigned on October 10, 2006, bearing Registration No. 3,152,604. ATF purchased the trademarks from Head Lites as part of the acquisition: ELMO©, ELMO-Lyte©, Lyte-Tails©, ELMO-AmericaTM, Vis-Mat©, RoadStarTM, CenturionTM, 207 ProTM, MnDo IITM, Screamer StreamerTM, SentryTM, FliteStarTM, TEAL TeamTM, Breathe-FlexTM, Vis-StopTM, IC-IDTM, “Who’s who? & Who’s where"(SM), “Take Effective Action and Lead"(SM), Vis-Tac©, SAL-ComTM, PerimeterTM, UtilityTM, C-SOCTM, Sea-TacTM, Head LitesTM, Ultra 9TM, Ultra 12TM.
Government Regulation
In the general aviation market, some aircraft are FAA certified. As it relates to FAA certified general aviation aircraft and the incorporation of our products into these aircraft, there are two types of certifications that are available, a Type Certificate, or TC, and a Supplemental Type Certificate, or STC. With respect to the Cirrus SR20 and SR22, Cirrus obtained a TC, whereby Cirrus obtained FAA certification of the Cirrus aircraft with the inclusion of our parachute recovery system — effectively making our product required standard equipment for the Cirrus aircraft.
The STC is a certification that is obtained to constitute FAA approval of a modification to an already certified aircraft. For example, we obtain an STC to include our parachute recovery system onto an aircraft that has already obtained a Type Certificate without our product. This STC enables the manufacturer or any distributor of the aircraft to sell our product as an option. We have previously obtained STCs for the Cessna 150/152, the Cessna 172, and the Cessna 182.
Our LSA products are manufactured in accordance to the Standard Specification for Airframe Emergency Parachutes for Light Sport Aircraft, Designation No. F2316-03 of the American Society of Testing and Materials (ASTM). Under this process, we self-certify and test our LSA products under the ASTM standard, and there is no separate certification process by the FAA. The FAA does retain the authority to audit our certification process and testing.
With respect to our products manufactured for use in foreign countries, we are subject to the regulations of the respective foreign governments. The FAA currently has in place bilateral agreements with a number of these foreign governments permitting certifications completed by the FAA to satisfy the regulatory compliance relating to such foreign government, provided that the regulatory requirements are similar in such country. According to the European Aviation Safety Agency (EASA) (Regulation (EC) No 1592/2002), in the absence of a bilateral agreement with the European Community directly, the EASA or any of its member states may continue to issue certificates on the basis of certifications issued by the FAA in accordance with an existing bilateral agreement between the FAA and such member state.

The EASA reviewed all the existing agreements between its member states’ aviation agencies and the FAA. The result of this comparison showed that all contain similar provisions related to the acceptance of certifications. The EASA decided therefore to apply the most flexible and favorable provisions so as not to affect previously acquired rights. As a consequence, all certifications for US-type certificated products are accepted without conditions, and all certifications for non-US type certificated products are accepted under the following conditions:
•	they are not a “critical component”; or

•	they have been produced under a licensing agreement; or

•	they have received a specific EASA approval (minor change approval or STC)
In all other cases the EASA shall examine and issue an approval in accordance with regulations, taking into account the validation provisions of existing agreements.
Seasonality
Typically, we experience seasonality in our recreational line and our general aviation line. The second and third fiscal quarters have the highest sales as this product line is marketed to recreational pilots who tend to fly their aircraft during the warmer months and equip their aircraft with a recovery system near the beginning of the flying season.
Dealer/Distributor Network
We sell our general aviation products directly to the original equipment manufacturers, or OEMs. Our recreational aviation product sales are primarily through dealers and distributors who sell to the end consumer. We believe that in the event that any individual dealers or distributors cease to represent our recreational aviation products, alternative dealers or distributors can be established. We do not have formal written agreements with all our dealers and distributors and accordingly, such dealers and distributors are not prohibited from selling products competitive with our products.
Backlog of Orders
As of September 30, 2007 and 2006, we had a backlog of orders totaling approximately $320,000 and $9,941,000, respectively. The backlogs included $0 and $9,764,000 of orders for the Cirrus aircraft for the respective periods. The size of the backlog is related to the timing of the receipt of purchase orders from Cirrus with respect to our fiscal year end. In November 2007, we received orders from Cirrus for approximately $10,000,000 to be delivered over the next 18 months in accordance with our agreement with Cirrus. Due to the backlog period involved, however, it is possible that there could be cancellations of a portion of the currently backlogged orders. We expect to fund the build out and sale of the backlogged orders through cash flow provided by the sale of those orders. We caution investors who may utilize published bookings and backlog information as tools to forecast our revenue during a given timeframe since certain purchase orders may be subject to cancellation and/or delivery schedule revision.
Research and Development
In fiscal year 2007, we expended $556,314 in research and development, compared to $465,415 expended in fiscal year 2006. Additionally, the BRS board recently elected to fund an internal Research & Development program that will be modeled after our recently completed NASA contract. We expect research and development costs to approximate $840,000 for fiscal year 2008.
We have previously performed research and development that has been funded by and on behalf of airplane manufacturers, allowing us to expand our product line and expertise in whole-aircraft recovery systems. Currently, we have no such contracts, but it has been and will continue to be a goal of ours to enter into such relationships and receive outside funding for our research and development activities to supplement our own financial commitment in research and development. There is no assurance we will enter into such contracts in the future.

Competition
As referenced above, the Cirrus SR20 and SR22 are FAA certified with a TC. These are the first whole-aircraft recovery systems certified by the FAA as standard equipment. We also hold STCs for the recovery systems for the Cessna 150/152, Cessna 172, and Cessna 182 model aircraft. There are no other manufacturers requiring STCs to install a recovery system in the general aviation market. We are unaware of any other manufacturer performing contract or self-funded research and development activities attempting to obtain TCs or STCs for any other FAA certified aircraft. As such, we believe that any potential competitor in the general aviation market will have a substantial barrier to entry.
We believe we are the only manufacturer of whole-aircraft emergency parachute systems in the general aviation market and are the only US-based manufacturer in the domestic recreational aviation market. Currently, we are aware of four foreign competitors in the international recreational aviation market and the LSA market. One of the foreign competitors has entered the US market as a standard component on a newly designed LSA airplane. While data is not publicly available, we believe these competitors are smaller than BRS.
Competition for the recreation market is strong in the international market, where purchase decisions are mainly based on price. We believe we currently have approximately 80% of the domestic market share of the “sport” market, which consists of the recreational and LSA markets, and approximately 40% of the international sport market. We further believe that our acquisition and implementation of the Mexico facility will enable us to lower the price of our products, including those in the international market, and make us better able to compete on a price basis.
Many other companies could develop, manufacture and market a parachute recovery system competitive with ours, although we believe that such development and approval could take one or more years to complete due to the technical challenges associated with performance and regulatory issues.
Insurance and Product Liability
As a manufacturer of products, we have been exposed to products liability litigation on both our general aviation and recreational products. Prior to February 2006, we historically have not maintained products liability insurance. We obtained products liability coverage for our Cirrus products in our general aviation market through the Cirrus Supply Agreement amended in February 2006, whereby Cirrus has agreed to maintain products liability insurance coverage on the parachute system whose components are directly or indirectly supplied by us. Additionally, Cirrus agreed to indemnify us for losses, for all related product liability claims involving the BRS parachute system (except for claims for economic losses or damage solely incidental to the aircraft). This coverage/indemnification is limited to claims arising after February 2006 related to Cirrus aircraft, and will not affect certain claims for products liability relating to Cirrus aircraft that arose prior to February 2006. Please see “Legal Proceedings” under Item 3 below for a discussion of such claims.
Effective October 2007, we have secured products liability insurance for all products.
Environmental Compliance
We believe that we are in compliance with all current federal and state environmental laws.
Employees
As of September 30, 2007, we had 27 full-time employees at our South St. Paul facility. No employees are represented by a labor union and we consider our relations with employees to be good.
As of September 30, 2007, we had 185 full-time employees at our BRS de Mexico SA de CV facility in Tijuana, Mexico. The employees are represented by a labor union and we consider our relations with these employees to be good. Subsequent to the end of our fiscal year, in January 2008, we reduced our personnel in Mexico to approximately 70 in response to a slower than expected ramp-up in production. We are closely evaluating required personnel as it relates to revenue generation, and have eliminated a higher portion of non-production employees to reduce overhead.
On October 15, 2007 we established a parachute manufacturing facility in Pinebluff, North Carolina with the specific purpose of meeting “Berry Amendment” requirement for US content (related to defense products). We currently have 15 employees at this location, which serves as a cut-and-sew facility. We anticipate increasing our personnel at this facility to 35 employees during the next 12 months.

Risk Factors
You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report. If any of these risks actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.
Restatement of financial statements for the quarters ended March 31, 2007 and June 30, 2007.
On January 11, 2008, the Audit Committee of our Board of Directors concluded that the consolidated financial statements included in our quarterly reports on Form 10-QSB for the quarters ended March 31, 2007 and June 30, 2007 should no longer be relied upon due to errors contained therein. The Audit Committee determined restatements of the consolidated financial statements for the affected periods were required due to errors in the valuation of inventories and allocation of production overhead (these restatements are referred to herein as the “Restatements”). These Restatements had a negative impact on our financial position, financial results, and operations.
Removal from OTCBB due to delay in filing annual report.
On December 31, 2007, we filed Form 12b-25 with the SEC notifying the SEC that we were not able to file this annual report within the prescribed time period because we were in the process of reconciling some inconsistencies in the accounting of inventory. While we intended to file this annual report by January 15, 2008, we required additional time to reconcile the inconsistencies in the accounting of inventory mentioned above. Since January 16, 2008, we have not been current in our reporting obligations under the Securities and Exchange Act of 1934, as amended. Pursuant to NASD Marketplace Rule 6530, effective February 20, 2008, our common stock has been removed from quotation from the Over-the-Counter Bulletin Board, or OTCBB due to our inability to timely file our annual report. Although we anticipate obtaining quotation of our common stock on the OTCBB once we have made our necessary public filings with the SEC, this process will require a market maker registered with FINRA to file an application, commonly referred to as a Form 211, on our behalf with the OTCBB for such quotation. There can be no assurances that we will successfully obtain such quotation on the OTCBB. Additionally, under Marketplace Rules, in the event we are successful in obtaining a quotation on the OTCBB and are subsequently removed from quotation by the OTCBB, this second strike will render our common stock ineligible for quotation on the OTCBB during the one-year period immediately following such second removal. These factors may negatively impact investor perception of the Company, and consequently the liquidity of our common stock
General economic conditions may adversely affect our sales and profitability.
For the most part, purchases of the aircraft for which our products exist are discretionary. Additionally, a significant portion of our business relates to products that are optional, and not standard equipment, on aircraft. As a result, demand for our products may be affected by general economic trends in the geographical areas in which our products are sold, which may have an adverse effect on our operations.
We rely on the knowledge and business and technical expertise of key executive officers and directors, whose services would be difficult to replace.
We are highly dependent on our executive officers and directors for their substantial experience in the aviation industry. Other than for our chief executive officer, we do not carry “key person” life insurance policies for any of our officers or directors. The loss of the technical knowledge and management and industry expertise of any of these key individuals could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.
If we fail to comply with FAA standards, or if those standards change, our business may be negatively impacted.
The aviation industry is highly regulated in the United States by the Federal Aviation Administration, and in other countries by similar agencies, to ensure that aviation products and services meet stringent safety and performance standards. Additionally, these standards and the related aircraft regulations may evolve over time. With respect to our general aviation products, we are required to obtain certifications from the FAA, the scope of which is dependent upon whether our product is optional or standard equipment in the related aircraft. Our business depends on our ability to keep effective existing certifications and obtain necessary certifications in the future, whether for our general aviation products or other products. We cannot assure that we will continue to have success in obtaining or maintaining necessary certifications, and our failure to do so could adversely affect our operations.

Cirrus represents a substantial amount of our revenues.
During our fiscal years ended September 30, 2007 and 2006, Cirrus Design Corporation accounted for approximately 74.4% and 70.7% of our revenues, respectively. Although our growth strategy contemplates diversification of our sales to manufacturers other than Cirrus, we anticipate that we will continue to be dependent upon Cirrus for a large portion of revenues for at least the near future. To the extent that Cirrus’ business declines, Cirrus utilizes other suppliers of parachute recovery systems, or payments from Cirrus are delayed, our business, including our cash flow from operations, may be materially adversely affected.
Cirrus owns a significant portion of our outstanding voting power and of our outstanding common stock and has a director on our board of directors.
As of September 30, 2007, Cirrus held approximately 10.2% of our outstanding common stock. Furthermore, a director of Cirrus, Edward Underwood, is on our board of directors. While Cirrus does not have any warrants, preemptive rights or rights to additional securities and while Mr. Underwood does not have a contractual right to be on our board of directors, the voting power held by Cirrus, together with Mr. Underwood’s position on the board, enables Cirrus to exert considerable influence over our management and direction and all matters requiring shareholder approval. Additionally, the composition of our board could impact our ability to obtain additional non-Cirrus general aviation customers.
The board of directors and management team own a significant amount of our common stock.
As of September 30, 2007, our board of directors and management team held approximately 34% of our shares, on a fully-diluted basis assuming the exercise or conversion of all outstanding derivative securities held by them. This percentage includes 1,102,941 shares of common stock and 275,735 shares of common stock issuable upon exercise of a warrant held by CIMSA Ingenieria de Sistemas, S.A., of which Fernando Caralt, one of our directors, is the President, Chief Executive Officer and a director. This amount does not include the 10.2% of our outstanding common stock owned by Cirrus, of which Mr. Underwood is a director. In addition to the significant control these individuals have over our operations and affairs by nature of their membership on our board, these individuals collectively exert a significant voting power as shareholders.
The limited trading of our common stock may make it difficult to sell shares of our common stock.
Trading of our common stock is conducted on the “pink sheets” maintained by Pink Sheets LLC. This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of BRS. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.
The resale of shares offered by our shareholders could adversely affect the market price of our common stock in the public market, which result would in turn negatively affect our ability to raise additional equity capital.
The sale, or availability for sale, of common stock in the public market by our shareholders may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We currently have effective a prospectus (SEC File No. 333-140841) relating to the resale of an aggregate of 3,060,955 shares of our common stock (including shares of common stock issuable upon the exercise of warrants). The resale of a substantial number of shares of our common stock in the public market pursuant to such offering, and afterwards, could adversely affect the market price for our common stock and make it more difficult for our shareholders to sell our shares at times and prices that they feel are appropriate. Furthermore, we expect that, because there are a large number of shares subject to such offering, shareholders will continue to offer shares covered by that prospectus for a significant period of time, the precise duration of which we cannot predict. Accordingly, the adverse market and price pressures resulting from this offering may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

Our Articles of Incorporation grants our board of directors the power to designate and issue additional shares of common and/or preferred stock.
Our authorized capital consists of 50,000,000 shares, of which 15,000,000 are designated as common stock, par value $.01 per share, and 35,000,000 are undesignated. Pursuant to authority granted by our Articles of Incorporation, our board of directors, without any action by the shareholders, may designate and issue, from our authorized capital, shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of the common stock offered hereby. Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our shareholders and may dilute our book value.
We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.
As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to shareholders, are significant and may increase in the future.
ITEM 2. DESCRIPTION OF PROPERTY
We lease a stand-alone 13,000 square foot office and production facility located at Fleming Field Airport in South St. Paul, Minnesota. The building was a World War II training hangar, which we have renovated. This lease expired on December 31, 2007, and we have been leasing the premises on a month-to-month basis until the completion of our new building at Fleming Field Airport. We also lease office space in a second building on Fleming Field. This lease expires April 30, 2008, but provisions have been made with the landlord for a month-to-month lease after that date until our office lease space is ready. (See footnote 11 to the consolidated financial statements for additional information). We maintain all of our equipment in good working order and have secured adequate insurance for the facilities and its contents.
We have executed plans to lease a new facility from the City of South St. Paul to be built at Fleming Field Airport. This will enable us to consolidate its South St. Paul operations into a single, modern, 18,000 sq. ft. facility. Expected occupancy of this new building is August 2008.
We also lease a stand-alone 25,000 square foot office (two floors) and production facility located at Calle Uno Poniente No. 115-A, Tijuana, Baja California, Mexico for parachute manufacturing. The building lease expires November 14, 2008. This facility is used to manufacture parachute canopies and various other components and other products used in our and other companies’ products. We maintain all of our equipment in good working order and have secured adequate insurance for the facilities and its contents.
On October 15, 2007, we entered into a lease agreement with Lady Builders, LLC relating to our lease of 36,000 square feet of office space located at 41383 US Highway 1, Pinebluff, North Carolina, for purposes of cut-and-sew operations. The term of the lease commenced November 1, 2007 and expires on October 30, 2010.
We believe that the current facilities are adequate for the current level of business activities, but have secured new facilities for expansion to meet the continued sales increases. In the event we require additional facilities, we believe we could procure acceptable facilities. We do not own any real estate.
ITEM 3. LEGAL PROCEEDINGS
Aerospace Marketing/Parsons
On April 17, 2004, Aerospace Marketing, Inc. and Charles Parsons v. Ballistic Recovery Systems, Inc., U.S. District Court, Middle District of Florida, File No. 04-CV-242, was commenced. The action resulted from our notification to Charles F. Parsons in April 2004 of our intent to terminate our sales and marketing contract with Mr. Parsons relating to the BRS-172 and BRS-150 products for lack of performance.

In 2005, a jury awarded damages to Parsons and Aerospace Marketing in the combined amount of approximately $3.4 million for breach of contract. BRS settled this matter directly with Parsons and Aerospace on September 19, 2005 by agreeing to pay $1.9 million pursuant to terms described in the settlement agreement. An initial payment of $700,000 plus interest was made on September 19, 2005. The remainder of the settlement amount is due over a term of 8 years, although we have the right to pre-pay remaining amounts due at any time. On November 16, 2006, we prepaid $721,219 of such sum, leaving a balance of $315,000, and paid off the remaining liability on June 17, 2007.
McGrath
In April 2005, Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542, was commenced. The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California. On December 6, 2007, the court granted summary judgment to all defendants, including the Company. The plaintiffs have agreed not to pursue an appeal in exchange for our agreement not to seek recoverable costs.
Rayner
On September 16, 2005, an action was commenced against us by Robert Treat Rayner, in the Circuit Court of the 5th Judicial Circuit in and from Lake County Florida, File No. 04 CA 1749. The Complaint alleges that plaintiff was injured when his ultralight aircraft crashed while being towed by another ultralight. Plaintiff alleges that he deployed his BRS system, but that it failed to deploy properly. BRS is undertaking an investigation of the claim and has responded to the suit. The case is currently in discovery. At this time, we cannot state with any degree of certainty what the outcome of this matter will be or the amount or range of potential loss, if any. BRS believes that it has strong defenses to the suit and will vigorously defend against the claims.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
During the fourth quarter of our fiscal year ended September 30, 2007, there were no matters submitted to a vote of our shareholders.
PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Until February 20, 2008, our common stock was traded on the Over-the-Counter Bulletin Board, or OTCBB, under the trading symbol “BRSI.OB.” As of February 20, 2008, we were removed from the OTCBB for failure to timely file this annual report, and effective February 20, 2008 we will be quoted only on the “pink sheets” maintained by Pink Sheets LLC. We anticipate again seeking the quotation of our common stock on the OTCBB as soon as we have filed this annual report and are again current in filing our periodic reports under the Securities Exchange Act of 1934, as amended. To obtain quotation on the OTCBB again, an application on Form 211 must be filed with the OTCBB on our behalf by a market maker registered with FINRA. Once we are current with our periodic report filing obligations, we anticipate approaching a FINRA registered market maker to file a Form 211 on our behalf, and assisting such market maker by providing it any necessary information relating to our Company and our common stock. We cannot determine at this time how long the search process or the application process will take. With the exception of limited employee hours (less than ten hours) and nominal attorneys fees in preparing information for the market maker, we do not expect to incur significant fees or expenses relating to obtaining the quotation of our common stock on the OTCBB.

The following table lists the high and low price for our common stock as quoted, in U.S. dollars, on the internet tracking services during each quarter within the last two fiscal years and the fiscal quarter most recently ended:

	Price Range
Quarter Ended	High	Low
December 31, 2007	$2.19	$1.51

September 30, 2007	$1.80	$1.60
June 30, 2007	1.95	1.69
March 31, 2007	1.90	1.38
December 31, 2006	1.55	1.33

September 30, 2006	$2.20	$1.50
June 30, 2006	2.24	1.39
March 31, 2006	1.82	1.45
December 31, 2005	2.20	1.51
The quotations from the internet tracking services reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
Record Holders
The number of holders of record of our common stock as of September 30, 2007 was approximately 360, not including those holding in “street name.”
Dividends
We have not declared dividends at any time during the last two fiscal years and do not anticipate any dividends will be paid during the fiscal year ending September 30, 2008.
Equity Compensation Plan Information
The following table summarizes outstanding options under our 2004 Stock Option Plan, as well as outstanding options that we have issued to certain officers, directors and employees of our Company outside of any plan as of September 30, 2007:

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	0	N/A	600,000
Equity compensation plans not approved by stockholders(2)	45,000	$1.05	0

(1)	Represents shares of common stock authorized for issuance under the 2004 Stock Option Plan.

(2)	Represents stock options granted to employees and directors at then current market prices.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
The following discussion and analysis should be read in conjunction with our selected consolidated financial data and our consolidated financial statements and notes appearing elsewhere in this Annual Report.
Introduction
We derive approximately 84% of our revenue from contracted sales to aircraft original equipment manufacturers (“OEMs”). Approximately 12% of our sales are through agents or representatives throughout the world and approximately 4% of our sales are through direct sales to aircraft owners. Per unit revenue depends on various factors, including the discounts given to large OEM customers, the commissions or discounts given to dealers and the type of product sold. All individual orders are pre-paid before the order ships.

Results of Operations
Fiscal year ended September 30, 2007 compared to fiscal year ended September 30, 2006
Sales
Total sales increased $210,622, or 2.3%, from $9,191,729 for the year ended September 30, 2006 to $9,402,351 for the year ended September 30, 2007. Sales from our general aviation products, which consist primarily of sales to Cirrus, increased $356,249, or 5.4%, from $6,634,693 for the year ended September 30, 2006 to $6,990,942 for the year ended September 30, 2007. Sales from our general aviation products accounted for 74.4% of total revenue for fiscal year 2007 compared to 72.2% of total sales for fiscal year 2006. Sales from our recreational and LSA products decreased ($290,688), or (12.2%), from $2,391,780 for the year ended September 30, 2006 to $2,101,092 for the year ended September 30, 2007. Other revenue increased by $177,215, or 112.2%, from $157,927 for the year ended September 30, 2006 to $335,142 for the year ended September 30, 2007 due to new product lines associated with the Mexico operations.
Our general aviation products are standard equipment on the Cirrus SR20 and SR22 model aircraft. We delivered 678 and 706 units to Cirrus in fiscal years 2007 and 2006, respectively. We believe that Cirrus has a backlog of aircraft orders, all of which are required to include our parachute systems. We understand that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months. We also understand that Cirrus is expected to maintain fiscal year 2007 manufacturing volumes for its aircraft throughout fiscal year 2008. As a result, we are forecasting flat growth in 2008 in our general aviation revenues. No assurance can be given that general aviation revenues will remain as anticipated. Future production volumes for the Cirrus aircraft, and therefore, our parachute systems, will be dictated by ultimate market demands for Cirrus’ products. Accordingly, we are, and will likely be, dependent on Cirrus for a material portion of our revenues for fiscal year 2008. Any negative impact on Cirrus’ sales would have a significant negative impact on our revenues.
Near the end of fiscal year 2004, we finalized development of a parachute recovery system for the Cessna 182 model of aircraft, which is called the BRS-182. We received the Supplemental Type Certificate, or STC, from the FAA in June 2004. This STC allows the product to be installed on certified Cessna 182 series aircraft. The first customer delivery and installation was completed in July 2004. Our sales and marketing efforts resulted in the sale and delivery of eight BRS-182 units during fiscal year 2007. We continue direct sales and marketing for the BRS-182. No assurances can be made as to the success of sales efforts or if the product will sell in sufficient volumes to impact our financial performance.
We also have in production the BRS-172 product for the Cessna 172 model aircraft certified in July 2002. Our sales and marketing efforts resulted in the sale and delivery of no BRS-172 units during fiscal year 2007. Although certified, there can be no assurances that the BRS-172 product will sell in volumes that will have a material impact on us.
Our recreational and LSA aircraft product line sales decreased by (12.2%) during fiscal year 2007 compared to the prior fiscal year driven mostly by leveling off of sales to Flight Design for the CT aircraft and other LSA design delays. LSA and recreational sales accounted for 22.3% of our revenues for fiscal year 2007 versus 26.0% of our revenues for fiscal year 2006. The LSA and recreational aircraft products business relies on customer acceptance of our parachute concept and the existence of installation designs for light sport and recreational aircraft.
We anticipate being able to expand our general aviation and recreational product lines to include other certified and non-certified aircraft as our recovery systems gain further market acceptance. We are in ongoing discussions with domestic and foreign general aviation and recreational aircraft companies that have expressed interest in utilizing certain of our products. These companies produce both certified and non-certified aircraft. No assurance can be made as to the future benefits, if any, that we will derive from these discussions.
We have commenced the establishment of a repack center which will have the capacity to repack the parachute systems. Cirrus will be notifying its owners on a systematic basis of the need to have the parachute system repacked. We anticipate that we will be the exclusive provider of repacking services on Cirrus aircraft.

Gross Margin
Gross margin as a percentage of revenues was 16.0% for fiscal year 2007 compared to 36.2% for fiscal year 2006. The largest factors contributing to this reduction in gross margin were investment in new product lines for diversification, Mexican production facility inefficiencies and excess non-productive labor in our Mexico facility of production overhead due to the delay in closing the Head Lites acquisition.
During the year ended September 30, 2007, we expanded our parachute production at our production facility in Mexico and diversified its product line in an effort to meet our diversification strategy. In compliance with Statement of Financial Accounting Standards No. 151, we have expensed all costs in our Mexican production facility that would include inefficiencies and excess costs inherent in changing a production site. In addition, we hired production labor in anticipation of expanding our revenues with the addition of the ATF business which we expected to acquire on October 1, 2007. The actual closing for the acquisition was on November 16, 2007, which resulted in excess non-productive labor in our Mexico facility. Included in these costs are the addition of new employees and training of such employees to add two new product lines. As a result of our expected and unexpected Mexico production variances and under-utilization of labor, our gross profit decreased by approximately $1.8 million for the year ended September 30, 2007.
In response to these variances, we have reduced our personnel in Mexico to 70 in January 2008, from 185 full-time employees as of September 30, 2007. We are closely evaluating required personnel as it relates to revenue generation. We eliminated a higher portion of non-production employees to reduce overhead.
We will closely monitor and control all costs to operate the Mexico facility using a timely and accurate variance analysis. We are reviewing all product offerings to standardize our products. We are re-examining our pricing and margin analysis for all BRS, ATF and Mexico products. We will continue our focus on identifying cost savings and reductions on an ongoing basis.
Selling, General and Administrative
Selling, general and administrative costs as a percentage of sales were 27.9% for both fiscal years 2007 and 2006. Director’s fees increased by $13,000 during fiscal year 2007 due to additional board and committee meetings. Management expects selling, general and administrative costs as a percentage of sales to remain relatively stable going forward.
Research and Development
Research and development costs were 5.9%, or $556,314, and 5.1%, or $465,415, of sales for fiscal years 2007 and 2006, respectively. Management believes that research and development is an integral part of the growth strategy for us, and will continue to play an important role in our success. Therefore, increases in research and development expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications. We have budgeted approximately $638,000 for engineering and 2.0% of net projected sales, or $202,000, for research and development expenditures for fiscal 2008.
We have undertaken research and development on potential new products and services including enhancements to current products. Such efforts may result in future offerings and model upgrades to existing products. The development efforts are funded through current operations and it is unclear what impact, if any, these will have on our future sales or financial performance.
Payroll and Employee Benefit Expenses
Payroll and employee benefit expenses increased $317,339, or 17.1%, from $1,860,186 for the year ended September 30, 2006 to $2,177,525 for the year ended September 30, 2007. This increase was primarily due to the addition of personnel to respond to increased business and new markets. As a percentage of overall sales, the payroll and employee benefit expenses increased by 3.0%, from 20.2% for the year ended September 30, 2006 to 23.2% for the year ended September 30, 2007. We expect these average labor costs to remain stable in the future.

Depreciation
Depreciation increased $5,966, or 4.0%, from $149,624 for the year ended September 30, 2006 to $155,590 for the year ended September 30, 2007, primarily due to addition of capital equipment for the Mexico operations.
Amortization
Amortization of intangibles decreased by $103,388, or 85.0%, from $121,640 for the year ended September 30, 2006 to $18,252 for the year ended September 30, 2007. The decrease is attributed to the amortization of the covenant not to compete for the former CEO, Mr. Thomas, being completed during the first quarter of the fiscal year.
Interest Expense
Interest expense decreased by $96,809, or 73.2%, from $132,249 for the year ended September 30, 2006 to $35,440 for the year ended September 30, 2007. The decrease was caused by using proceeds from common stock offerings to reduce debt.
Net Income (Loss) and Earnings (Loss) per Share
Income (loss) before income taxes as a percentage of revenues was (19.1)% and 0.5% for fiscal years 2007 and 2006, respectively. On a fully diluted basis, after-tax net income of $27,377 for fiscal year 2006 was $0.00 per share, as compared to net (loss) of $1,681,177, which was $(0.16) per share, on a fully diluted basis per share for the 2007 fiscal year.
Liquidity and Capital Resources
We incurred a significant loss before income tax benefit of approximately $1.8 million for the year ended September 30, 2007. In addition, we acquired substantially all of the assets of Head Lites Corporation on November 16, 2007 for $648,000 in cash, made a deposit of approximately $196,000 on October 19, 2007 related to our new lease in Minnesota (see Note 13 to our financial statements found elsewhere in this Annual Report) and continued to incur excessive production variances from our Mexico plant through December 2007. As of March 3, 2008, we had borrowed the maximum of $820,000 on our line of credit (see Note 13 to our financial statements found elsewhere in this Annual Report). Management anticipates the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, operating lease obligations and cash necessary to support operations:
•	Reduction of operating expenses by reductions in personnel made principally at our Mexico plant since year-end

•
Renew our line of credit — bank agreement (see Note 7 to our financial statements found elsewhere in this Annual Report) which expires on April 30, 2008 and/or explore other financing alternatives including possible long-term debt financing

•	If necessary, reduce reseach and development expenses

•	Other alternatives as deemed necessary
We believe that we will have sufficient cash flows to meet short-term obligations, working capital, and operating requirements for at least the next twelve months.
On August 15, 2007, we entered into a loan agreement with Anchor Bank Saint Paul, N.A., pursuant to which we obtained a line of credit in the aggregate principal amount of up to $820,000, subject to certain limitations. In connection with the loan agreement, we issued Anchor Bank a promissory note in the aggregate principal amount of up to $820,000. The note bears a variable interest at a rate equal to the prime rate, and requires us to make monthly interest-only payments on the outstanding balance, with a balloon payment of outstanding principal and interest on April 30, 2008. Our obligations under the note are secured by all of our business assets. The proceeds of the loan are to be used for general working capital. The balance of this note was $0 at September 30, 2007, and the note currently has a balance of $820,000.
We anticipate a need to make continuing capital improvements of approximately $165,000 during the fiscal year ending September 30, 2008 to our current production facilities in both the US and Mexico and continued equipment and tooling upgrades. In addition, we have agreed to make available to ATF a loan of up to $450,000 to be used for its cash needs in its day-to-day operations. BRS has extended funds to ATF on the agreement, and ATF has made interest payments to BRS in accordance with the terms of this loan agreement.

Effective October 2007, we have secured our own product liability insurance for all products world-wide, which includes fielded products. However, a significant judgment against us in our existing litigation could nonetheless have a material impact. We incurred approximately $256,000 in legal fees during fiscal year 2007 and $220,000 in legal fees for fiscal year 2006 attributable to all legal support matters and the defense of our pending lawsuits.
In addition to the requirements under the Sarbanes-Oxley Act, we will require increased expenditures as we implement expanded compliance infrastructure and oversight.
Off-Balance Sheet Arrangements
During the year ended September 30, 2007, we did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.
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
Our critical accounting policies are discussed below.
Revenue Recognition
We recognize revenue in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB No. 104) Revenue, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to the customer.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts is an estimate based on specifically identified accounts. We evaluate specific accounts where information that the customer may have an inability to meet its financial obligations is known. In these cases, management uses its judgment, based on the best available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. If circumstances change, we estimate the recoverability of amounts due could be reduced or increased by a material amount. Such a change in estimated recoverability would be accounted for in the period in which the facts that give rise to the change become known.
Valuation of Inventories
Our inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out (“FIFO”) method. Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology. Significant assumptions with respect to market trends are utilized to formulate our provision methods. Sudden or downward changes in markets we serve may cause us to record additional inventory revaluation charges in future periods. Our labor and overhead allocated to inventory is based on normal capacity of our plants.

Impairment of Long-Lived Assets
We evaluate the carrying value of long-lived assets, including furniture, fixtures and leasehold improvements, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the associated discounted cash flows. We use historical financial information, internal plans and projections and industry information in making such estimates. We did not recognize any impairment charges for our long-lived assets, including intangible assets, during the years ended September 30, 2007 and 2006. Although we have not generated positive cash flows from operations during fiscal years 2007 and 2006, management believes that based on cost reduction actions and estimated revenue growth and margin improvement initiatives, we will have cash flows from these long-lived assets in the future. While we currently believe the expected cash flows from these long-lived assets, including intangible assets, exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if we no longer believe we will achieve our long-term projected sales or operating expenses, we may conclude in connection with any future impairment tests that the estimated fair value of our long-lived assets, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect our earnings.
Under SFAS No. 142, we currently evaluate goodwill for impairment using a two-step test based upon a fair value approach. The first step is used to identify a potential impairment through an estimate of the fair value of certain reporting units (as defined by SFAS No. 142), while the second step calculates the amount of impairment, if any. Additionally, goodwill shall be tested for impairment between annual tests if an event occurs or circumstances change that would reduce the fair value of an entity below its carrying value. We evaluated goodwill for impairment using the method described in the preceding paragraph and determined the fair value of our reporting units by application of a discounted cash flow analysis. We make estimates that are included in our discounted cash flow analyses based upon the best available information at the time of the fair value determination.
Income Taxes
The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States based on estimates and assumptions. We record a 100% valuation allowance to reduce the carrying value of our net Mexico deferred tax asset to the amount that is more likely than not to be realized. For the year ended September 30, 2007, we recorded a $594,000 valuation allowance for Mexico net operating losses as we have never been profitable in Mexico since we commenced business in Mexico in September 2005. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.
Contingencies
We are subject to the possibility of various loss contingencies, including legal claims, in the normal course of business. We accrue for loss contingencies when a loss is probable and can be estimated. See footnote 11 to the consolidated financial statements for additional information.
Recently Issued Accounting Standards
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in its tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. We are currently assessing the impact of FIN 48 on our results of operations and financial position.

During February 2007, the FASB Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the effect that SFAS 159 will have on our results of operations and financial position.
During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 160 will have a material effect on our results of operations or financial position.
During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. We do not believe that the adoption of SFAS 141 (Revised 2007) will have a material effect on its results of operations or financial position.
ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS
For a list of the consolidated financial statements and related footnotes filed as part of this report, see the Index to Consolidated Financial Statements beginning at Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no disagreements with our independent certified public accountants on accounting principles or practices or financial statement disclosures.
ITEM 8A. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
During the course of their audit of our consolidated financial statements for the fiscal year ended September 30, 2007, our independent registered public accounting firm, Virchow, Krause & Company, LLP, advised management and the Audit Committee of our Board of Directors that they had identified certain deficiencies in our internal controls. The deficiencies are considered to be a “material weakness” as defined under standards established by the American Institute of Certified Public Accountants. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a significant control deficiency or combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses relate to the costing of inventory and the related monitoring of inventory controls related to the operations in Mexico.

We have discussed corrective actions and future plans, as set forth below, with our Audit Committee and Virchow, Krause & Company, LLP. Further, our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of the end of our fiscal year ended September 30, 2007 because of the material weaknesses identified above. We are currently taking steps to remediate such material weakness as described below.
In an effort to remediate the material weakness, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America. These measures included, among other things, expansion of our year-end closing procedures and dedication of significant internal resources and external consultants to scrutinize account analyses and reconciliations at a detailed level, each of which represent changes in our internal controls over financial reporting. As a result of these and other expanded procedures, we concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America. We have also, as of February 4, 2008, appointed a new chief financial officer to fill the vacant position resulting from our prior chief financial officer’s resignation in December 2007. On a going forward basis, management will continue to evaluate our internal controls and procedures. We believe such enhancements to our system of internal controls and monitoring of such internal controls will be adequate to provide reasonable assurance that our internal control objectives will be met in subsequent periods.
ITEM 8B. OTHER INFORMATION
None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The following table sets forth the name and position of each of our directors and executive officers as of March 1, 2008:

Name	Age	Positions
Larry E. Williams	50	Director, President, Chief Executive Officer, and Chief Operating Officer
Robert L. Nelson	64	Chairman of the Board, Director and Secretary
Boris Popov	62	Director
Thomas H. Adams, Jr.	71	Director
Darrel D. Brandt	65	Director
Edward L. Underwood	60	Director
Fernando Caralt	44	Director
Carl D. Langr	38	Chief Financial Officer
Larry Williams serves as our Chief Executive Officer, President, Chief Operating Officer and director, and from December 14, 2007 to February 4, 2008 served as our Interim Chief Financial Officer. Mr. Williams has served as a director since 2006. Mr. Williams has served as the President and Chief Operating Officer of our Company since December 2004, and has served as the Chief Executive Officer since May 2005. Prior to his employment with us, and since 2000, Mr. Williams was Vice President of Business Development at AmSafe Aviation in Phoenix, Arizona, the world’s largest manufacturer of aviation restraint systems. Prior to that and since 1995, he was Group President at Rural/Metro Corporation (NASDAQ: RURL), a Scottsdale, Arizona based services company that engages in mobile health services, including emergency and non-emergency fire and ambulatory services. From 1985 to 1995, Mr. Williams was Executive Director of the Emergency Response Training Academy, a firm specializing in training of airport emergency response personnel.

Robert L. Nelson has served as a director since 1993. Mr. Nelson serves as our Chairman of the Board and Secretary. Between October 14, 2004 and May 10, 2005, he also served as our Chief Executive Officer and between October 14, 2004 and July 22, 2005, as Chief Financial Officer. Additionally, between October 14, 2004 and through December 31, 2004, Mr. Nelson held the positions of interim President and Chief Operating Officer as we searched for a candidate for such positions. He is the president of Robert L. Nelson and Associates, a consulting firm specializing in aviation. Mr. Nelson is an instrument-rated private pilot. Through December 2000, Mr. Nelson was on the executive board of the Twin Cities Salvation Army. In addition he is a member of the Woodbury Economic Development Authority and an arbitrator for the NASD. Until March 1998, Mr. Nelson was president and chief operations officer of Wipaire, Inc. an aviation float manufacturer. Mr. Nelson’s past experience in aviation includes positions with Cessna Aircraft Company, Rockwell Aviation Corporation, Grumman American and Grumman Corporation and past president and founder of the National Aircraft Finance Association.
Boris Popov has served as a director since 1980. Mr. Popov is the founder of our Company and holds the title of Chairman Emeritus. Mr. Popov is president of Northern Sun, Inc., a privately owned St. Paul, Minnesota based company that is engaged in aircraft equipment sales. He is also a private pilot.
Thomas H. Adams, Jr. has served as a director since 1986. Mr. Adams retired during 1996 from his position as a Northwest Airlines 747 captain flying Trans-Pacific routes. Mr. Adams is a board member of the International Aerobatics Club and an active experimental aerobatics pilot and past member of the national aerobatics team.
Darrel D. Brandt has served as a director since 1991. Mr. Brandt was our acting Chief Executive Officer from December 1991 through November 1995. Mr. Brandt is an independent real estate developer and private investor.
Edward L. Underwood has served as a director since 2005. Mr. Underwood is a retired Executive Director of Arcapita (formerly Crescent Capital Investment, Inc.), responsible for post-acquisition management and monitoring for Arcapita’s portfolio companies. Prior to joining Arcapita, Mr. Underwood served as Chief Financial Officer for Burnham Service Company, a $200 million revenue trucking and logistics company. Prior to Burnham, Mr. Underwood spent nine years with Investcorp, most recently as part of the Post-Acquisition Management team where he was responsible for monitoring the operations and performance of acquired companies. Mr. Underwood has a BS in Industrial Engineering from the Georgia Institute of Technology and an MBA from Cornell University. Mr. Underwood also serves on the Board of Cirrus Design, a significant shareholder and client of ours. Mr. Underwood is an instrument-rated private pilot.
Fernando Caralt has served as a director since June 25, 2007. Since 1997, Mr. Caralt has served as the President, Chief Executive Officer and a director of CIMSA Ingenieria de Sistemas, S.A., a global leader in the parachute industry based in Spain and a significant shareholder of the Company. Mr. Caralt has served as a director of INGENIA Ingenieria Aeronautica AIE, an association of aeronautical companies in Spain, since 2004. He also has served as a director of TAF Helicopters, S.A., a helicopter operator company based in Spain, since 2002.
Carl D. Langr was appointed our Chief Financial Officer on February 4, 2008. From December 2003 to his commencement of employment with the Company, Mr. Langr served as interim Chief Financial Officer and Controller of CorVu North America, a performance management software company based in Edina, Minnesota. From October 1998 to December 2003, Mr. Langr served as Controller for E & C Systems, Inc., a consulting and engineering firm located in Little Canada, Minnesota, which has since merged into Foth & Van Dyke. Mr. Langr received his Bachelor of Arts Degree in Accounting from the University of Northern Iowa.

Significant Employees
Gary Moore, 51, Vice President of Sales & Marketing. Mr. Moore has been with us since June 2006, and has over 30 years military and commercial aerospace experience. From October 2005 to June 2006, Mr. Moore worked as an independent consultant for an international non-profit agency (AFS-USA International Programs) as well as interpreter for Hispanic clients in the Twin Cities area. From May 2002 to September 2005, Mr. Moore was a Subcontracts Manager and International Business Development/Sales Manager with Lockheed Martin, managing and negotiating international supplier contracts, among other responsibilities. From November 2001 to May 2002, Mr. Moore worked at University Hospitals and Clinics at The University of Iowa in Iowa City, Iowa as a contract statistical analyst. Prior to that, from October 1998 to October 2001, Mr. Moore was a Marketing and Sales Manager for Rockwell Collins, where he managed existing customer base and expanded market penetration of Rockwell Collins’ avionic product lines in Latin America and the Asian Pacific. Mr. Moore also served on active-duty as a Naval Flight Officer in the U.S. Navy early in his career. Mr. Moore received an undergraduate degree in Biology from the University of Texas at Austin, an M.S. in Financial Management from the Naval Postgraduate School in Monterey, California, and an MBA in International Business/Marketing from George Washington University in Washington, D.C.
John M. Gilmore, 56, Director, Cessna Customer Support. Mr. Gilmore has been with us since December 9, 2003 and is an experienced sales executive, current aircraft owner and flight instructor with over 3,000 hours of flight time. Prior to being named Director, Cessna Customer Support, Mr. Gilmore served as our Vice President of Sales. He also taught ground school for Aviation Seminars. Mr. Gilmore was previously employed as vice president of sales and marketing for Jetways, Inc. He is a successful sales and marketing executive with over 15 years experience leading technology sales in the computer industry.
Frank Hoffmann, 36, Vice President of Engineering. Mr. Hoffman has been with us since January 2006 and serves as our Liaison to the German Aviation Authorities. From 2003 to the end of 2005, Mr. Hoffmann served as a civil servant to the German Federal Agency for Defense Technology and Procurement. During this time, he positioned himself as the Flight Test Director for all Manned and Unmanned Parachute Systems of the German Defense Sector at the Aeronautical Flight Testing Center in Manching, Bavaria. Furthermore, he was named German NATO speaker for all Precision Airdrop Issues. Prior to that, from 1990 to 2003, Mr. Hoffmann served as a technical officer for the F-4F “Phantom 2” with the German Air Force. Mr. Hoffman received a Masters Degree in Aerospace Engineering from the University of the German Armed Forces in Munich in 1995.
Section 16 (a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater-than-10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us during fiscal year ended September 30, 2007 and written representations from the executive officers, directors and greater-than-10% beneficial owners of our common stock, all reports were filed in a timely manner, except for the following:
To our knowledge, Cirrus Design Corp., which owns over 10% of the Company’s stock has never filed a Form 3.
Thomas Adams received a stock grant on 3/15/07 that has not yet been reported.
Darrel Brandt received a stock grant on 3/15/07 that was reported on an amended Form 4 filed on 5/17/07.
John Gilmore filed a Form 3 dated 1/1/2007 on 1/18/07.
Frank Hoffman filed a Form 3 dated 1/1/2007 on 1/25/07; and received a stock grant on 1/16/07 that was reported on 1/25/07.
Gary Moore reported a 2/22/07 purchase on 2/27/07.
Robert Nelson received a stock grant on 3/15/07 that was reported on 5/4/07.
Boris Popov received a stock grant on 3/15/07 that was reported on 5/4/07.
Edward Underwood received a stock grant on 3/15/07 that was reported on 5/11/07.

Code of Ethics
We have adopted a Code of Ethics for our senior financial executives. The Code of Ethics was filed as Exhibit B to our Proxy Statement filed on January 23, 2004. A copy of the Code of Ethics will be provided, without charge, to any person requesting it in writing, addressed to the attention of the Corporate Secretary, Ballistic Recovery Systems, Inc., 300 Airport Road, South St. Paul, Minnesota, 55075.
Audit Committee
During fiscal year 2007, Mr. Brandt, Mr. Nelson, and Mr. Underwood served on our Audit Committee. The board of directors has determined that Mr. Underwood was an “audit committee financial expert” as that term is defined in Item 407(d) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Messrs. Nelson and Underwood qualify as “independent directors” as that term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards or under the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. Mr. Brandt is not independent under such standards.
In March 2008, Messrs. Nelson and Underwood resigned from the Audit Committee. The Board subsequently determined that the entire Board shall fulfill the functions of the Audit Committee for the remainder of fiscal year 2008, or until such time that the Board establishes a committee for such purpose.
ITEM 10. EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during the fiscal year ended September 30, 2007 and (ii) each other individual that served as an executive officer at the conclusion of the fiscal year ended September 30, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”).

									Nonqualified
							Non-Equity		Deferred
					Stock Awards		Incentive Plan		Compensation	All Other
Name and Principal Positions	Year	Salary	Bonus		(1)		Compensation		Earnings	Compensation		Total

Larry E. Williams	2007	$194,000	$48,500	(2)	0	(3)	$50,760	(4)	0	0		$293,260
Chief Executive Officer and President

Gary Moore	2007	$103,333	$2,500	(5)	$1,031	(5)	0		0	$682	(6)	$107,546
Vice President of Sales & Marketing

John Gilmore	2007	$103,333	$1,570	(7)	$743	(8)	$22,063	(9)	0	$298	(6)	$125,694
Director, Cessna Customer Support

Don Hedquist (10)	2007	$98,500	0	(11)	0	(12)	0		0	0		$98,500
Chief Financial Officer

Frank Hoffmann	2007	$97,000	$2,500	(13)	$1,031	(14)	0		0	$682	(6)	$101,213
Vice President of Engineering
(1)
Amounts listed reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007, in accordance with SFAS 123(R), of the stock award based on the fair market value of the stock award on the date of grant. Assumptions used in the calculation of this amount for employees are identified in Note 2 to our financial statements for the year ended September 30, 2007 included elsewhere in this Annual Report. There were no options that were issued or vested in the year ended September 30, 2007.

(2)
Constitutes a discretionary cash bonus approved by our compensation committee pursuant to the terms of Mr. Williams’ employment agreement based on his job performance during the fiscal year ended September 30, 2007. The cash bonus was paid in November 2007. Total does not include a discretionary cash bonus of $116,400 which was approved by our compensation committee pursuant to the terms of his then-current employment agreement based on his job performance during the fiscal year ended September 30, 2006 and paid to Mr. Williams in November 2006.

(3)
Does not include 17,767 shares of our common stock issued to Mr. Williams on January 16, 2007 based upon his job performance during the fiscal year ended September 30, 2006, which were accrued at September 30, 2006.

(4)	Constitutes a non-discretionary bonus paid to Mr. Williams in November 2007 pursuant to the terms of his employment agreement.

(5)
Constitutes a discretionary bonus paid to Mr. Moore in November 2007 in the form of cash and 625 shares of restricted stock based on our performance during the fiscal year ended September 30, 2007. The shares of restricted stock were approved and declared as of November 28, 2007, when our common stock had a fair market value of $1.65.

(6)	Constitutes a cash payment to gross up the executive for the executive’s tax obligations relating to the issuance of restricted stock as a discretionary bonus to the executive.

(7)
Constitutes a discretionary bonus paid to Mr. Gilmore in November 2007 in cash based on our performance during the fiscal year ended September 30, 2007. Does not include a discretionary cash bonus of $700 paid to Mr. Gilmore in November 2006 based on our performance during the fiscal year ended September 30, 2006.

(8)
Consists of 450 shares of restricted stock issued to Mr. Gilmore as a discretionary bonus based on our performance during the fiscal year ended September 30, 2007. The shares of restricted stock were approved and declared as of November 28, 2007, when our common stock had a fair market value of $1.65. Does not include 1,100 shares of restricted stock issued to Mr. Gilmore on January 16, 2007 based upon our performance during the fiscal year ended September 30, 2006.

(9)	Constitutes a commission paid to Mr. Gilmore on sales of our products sold as follows: (i) 0.75% of sport sales in the United States (ii) 1% of sports sales internationally.

(10)	Mr. Hedquist resigned from his position as our Chief Financial Officer effective December 14, 2007.

(11)	Does not include a discretionary cash bonus of $1,400 paid to Mr. Hedquist in November 2006 based on our performance during the fiscal year ended September 30, 2006.

(12)	Does not include 2,200 shares of restricted stock issued to Mr. Hedquist on January 16, 2007 based upon our performance during the fiscal year ended September 30, 2006.

(13)
Constitutes a discretionary bonus paid to Mr. Hoffmann in November 2007 in cash based on our performance during the fiscal year ended September 30, 2007. Does not include a discretionary cash bonus of $450 paid to Mr. Hoffmann in November 2006 based on our performance during the fiscal year ended September 30, 2006.

(14)
Consists of 625 shares of restricted stock issued to Mr. Hoffmann as a discretionary bonus based on our performance during the fiscal year ended September 30, 2007. The shares of restricted stock were approved and declared as of November 28, 2007, when our common stock had a fair market value of $1.65. Does not include 600 shares of restricted stock issued to Mr. Hoffmann on January 16, 2007 based upon our performance during the fiscal year ended September 30, 2006.

Employment Agreement with our Executives
Chief Executive Officer
Larry Williams became our President and Chief Operating Officer on December 6, 2004, and our Chief Executive Officer on May 6, 2005. Mr. Williams entered into an employment agreement with us dated May 6, 2005 identifying the terms of his services as Chief Executive Officer, President and Chief Operating Officer. On January 4, 2007, we entered into a two-year employment agreement with Mr. Williams superseding the terms of the prior agreement. Under the new employment agreement, Mr. Williams is entitled to receive a base salary of $194,000 effective as of October 1, 2006. Mr. Williams is also eligible for a potential annual bonus of up to 100% of his base salary. Up to 25% of the potential annual bonus, or $48,500, is discretionary and would be paid in cash as determined by our Compensation Committee within 90 days of fiscal year end.
The remaining 75% of the potential annual bonus, up to $145,500, is non-discretionary (the “Maximum Non-Discretionary Bonus”), and based upon two components: a net sales component and a net income component. With respect to the sales component, Mr. Williams could earn up to 35% of the Maximum Non-Discretionary Bonus if our actual sales equals our budgeted sales for the fiscal year. To the extent our actual sales exceeds our budgeted sales for such fiscal year, the percentage payable is increased up to a maximum of 15% of the Maximum Non-Discretionary Bonus. To the extent our actual sales are less than our budgeted sales, the sales component of the non-discretionary bonus will be proportionately reduced. No sales component of the non-discretionary bonus will be paid to the extent that actual sales is less than 80% of budgeted sales.

With respect to the income component of the non-discretionary bonus, Mr. Williams could earn up to 35% of the Maximum Non-Discretionary Bonus if our actual net income equals our budgeted net income for the fiscal year. To the extent our actual net income exceeds our budgeted net income for such fiscal year, the percentage payable is increased up to a maximum of 15% of the Maximum Non-Discretionary Bonus. To the extent, our actual net income is less than our budgeted net income, the income component of the non-discretionary bonus will be proportionately reduced. No income component of the non-discretionary bonus will be paid to the extent that actual net income is less than 80% of budgeted net income.
Any non-discretionary bonus is to be paid within 10 days of the filing of our Annual Report on Form 10-KSB. Upon our mutual agreement with Mr. Williams, up to 50% of any non-discretionary bonus may be paid in our restricted common stock.
The employment agreement further provides that to the extent Mr. Williams is terminated without Cause, he is entitled to a severance payment of 18 months of his base salary, paid out over such period in accordance with our payroll schedule. “Cause,” as defined in the agreement, includes acts of dishonesty, fraud, material and deliberate injury or attempted injury relating to our business or company, conviction of a felony or a continued failure to satisfactorily perform job duties. In the event of a Change of Control pursuant to which Mr. Williams is terminated without Cause, Mr. Williams is entitled to 24 months of his base salary paid out over such time in accordance with our normal payroll. “Change of Control” is defined in the agreement to include: (i) the acquisition by any person of beneficial ownership of twenty-five (25%) percent or more of our outstanding shares of common stock; (ii) a merger, reorganization or consolidation whereby our shareholders immediately prior to such event do not hold more than fifty (50%) percent of the voting stock of the surviving entity after completion of the event; or (iii) our liquidation or dissolution or the sale of all or substantially all of our assets.
The employment agreement includes standard confidentiality provisions and an 18-month non-compete provision. In the event of a termination of employment without Cause following a Change of Control, the non-compete provisions shall continue for as long as severance payments are made (i.e., 24 months).
Furthermore, the employment agreement provides that Mr. Williams will be nominated by our board of directors each year to serve as a director so long as he is Chief Executive Officer. In the event Mr. Williams resigns or is terminated, the agreement provides that Mr. Williams will also resign from the board.
Executive Bonus Compensation
Our executive officers and employees generally are eligible for a discretionary annual bonus in the form of cash and/or restricted stock. Upon the recommendation of our chief executive officer and management, our compensation committee each year determines the aggregate amount of our bonus pool available to the employees of our Company, including the executive officers (with the exception of the chief executive officer), based on our performance during the fiscal year, including without limitation our ability to meet our annual budget. The compensation committee then determines the amounts of the discretionary bonuses to be paid to the employees (other than the chief executive officer) based on both our performance and the individual employee’s performance.
With respect to the discretionary bonus payable to our chief executive officer, our board of directors determines the amount of the bonus upon the recommendation of our compensation committee.
Outstanding Equity Awards at Fiscal Year-End
None of our named executive officers held any outstanding equity awards as of September 30, 2007.
Severance and Change of Control Arrangements
See “Employment Agreements with Executives -Chief Executive Officer” above for a description of the severance and change of control arrangement with Mr. Williams. We have not entered into a severance or change of control provision with any of our other executives.

Director Compensation
The following table shows the compensation earned by each of our non-employee directors for the fiscal year ended September 30, 2007:

	Fees Earned or		All Other
Name	Paid in Cash	Stock Awards (1)	Compensation		Total

Tom Adams	$22,500	$8,211	0		$30,711

Darrell Brandt	28,500	8,211	0		36,711

Fernando Caralt	0	0	$12,500	(2)	12,500

Robert Nelson	44,000	8,211	0		52,211

Boris Popov	30,000	8,211	$27,333	(3)	65,544

Edward Underwood	32,000	8,211	0		40,211

(1)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 in accordance with SFAS No. 123(R) relating to (i) stock awards to our non-employee directors of 6,000 shares of our common stock on May 15, 2007, at the fair market value of our common stock on the date of grant and (ii) stock awards to our non-employee directors of 6,000 shares of our common stock on June 15, 2006, at fair market value of our common stock on the date of grant. Assumptions used in the calculation of this amount for non-employees are identified in Note 2 to our financial statements for the year ended September 30, 2007 included elsewhere in this Annual Report.

(2)
Amount reflects payments made to Mr. Caralt for consulting services provided to our Company during the fiscal year ended September 30, 2007 pursuant to the terms of our securities purchase agreement dated June 25, 2007 with CIMSA Ingenierias de Sistemas, S.A., of which Mr. Caralt is the president, chief executive officer and a director.

(3)	Amount reflects payments made to Mr. Popov for consulting services provided to our Company pursuant to the terms of a consulting agreement entered into with Mr. Popov on November 19, 2004, as amended.
Each of our non-employee directors currently receives $4,500 per board meeting attended, with the Chairman of our board receiving $9,000 per board meeting attended. Until March 16, 2006, members of our board committees received an additional $1,000 per meeting, but this amount was increased to $1,500 per meeting on such date. The chair of each committee receives an additional $500 per meeting. Audit committee members were not separately compensated for their quarterly review of financial statements.
On March 16, 2006, the board also approved an annual grant of 6,000 shares of common stock to non-employee directors for their participation at board meetings relating to that fiscal year. The non-employee directors were granted the 6,000 shares of common stock on June 15, 2006; the fair market value of the common stock was $1.51 per share at the time of grant. On March 15, 2007, the board approved the issuance of 6,000 shares of common stock to the non-employee directors at such time for participation in board meetings through our 2008 annual meeting. The non-employee directors were granted the 6,000 shares of common stock on May 15, 2007; the fair market value of the common stock was $1.83 per share at the time of the grant.
Additionally, to the extent our directors are shareholders, they participate in declared dividends along with other holders of our common stock.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information with respect to beneficial ownership of our common stock as of January 31, 2008, except as otherwise noted, by: (a) each person or entity known by us to own beneficially more than five percent of our common stock; (b) each director and nominee for election as a director of our Company; (c) each of our executive officers named in the Summary Compensation Table; and (d) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. The address of each director and executive officer named below is the same as that of the company (300 Airport Road, South St. Paul, MN 55075) unless otherwise stated.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership (1)		Percent of Class

Darrel D. Brandt	1,699,077	(2)	15.0

Boris Popov	459,700	(3)	4.1

Thomas H. Adams, Jr.	209,516	(3)	1.9

Robert L. Nelson	83,480	(4)	*

Edward L. Underwood	47,046	(5)	*

Fernando Caralt	1,378,676	(6)	11.9

Larry E. Williams	78,745	(7)	*

John M. Gilmore	1,750		*

Frank Hoffman	450		*

Carl D. Langr	0		—

Cirrus Design Corporation	1,150,000		10.2
4515 Taylor Circle
Duluth, MN 55811

CIMSA Ingenieria de Sistemas, S.A.	1,378,676	(8)	11.9
P.I. “El Ramassasr” — C/Valles, s/n
Barcelona, Spain

All executive officers and directors	3,958,440	(9)	34.0
as a group (10 persons)

*	Less than 1%

(1)
Unless otherwise indicated, all persons have sole voting power and sole investment power with respect to the shares indicated. Includes shares that may be acquired by exercise of options currently exercisable (including options becoming exercisable within 60 days).

(2)	Includes 15,000 shares issuable upon exercise of vested options. Beneficial ownership based upon a Form 13G filed on February 12, 2008.

(3)	Includes 15,000 shares issuable upon exercise of vested options.

(4)	Includes warrants to purchase an aggregate of 6,296 shares of common stock at an exercise price of $2.00.

(5)
Includes warrants to purchase an aggregate of 5,009 shares of common stock at an exercise price of $2.00. Does not include shares beneficially owned by Cirrus Design Corporation. Mr. Underwood is an executive director of an entity that controls Cirrus Design Corporation.

(6)
Represents (i) 1,102,941 shares of common stock held by CIMSA Ingenieria de Sistemas, S.A. and (ii) warrants to purchase an aggregate of 275,735 of common stock at an exercise price of $2.00 held by CIMSA Ingenieria de Sistemas, S.A., of which Mr. Caralt is the President, Chief Executive Officer, and a Director. Mr. Caralt disclaims beneficial ownership of the securities held by CIMSA.

(7)	Includes warrants to purchase an aggregate of 4,596 shares of common stock at an exercise price of $2.00.

(8)	Includes warrants to purchase an aggregate of 275,735 shares of common stock.

(9)	Includes 45,000 shares issuable upon exercise of vested options and 291,636 shares issuable upon exercise of outstanding warrants.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On November 19, 2004, we entered into a Consulting Agreement with Boris Popov pursuant to which Mr. Popov would provide us certain consulting services relating to new product/development. Pursuant to this agreement, the term of which was six months, Mr. Popov was required to provide a minimum of 64 hours of service per month for $3,200 per month and be paid an additional $50 per hour for each hour over the 64 hour minimum. On March 16, 2005, we and Mr. Popov extended this agreement for an additional 12 months. On March 16, 2006, we and Mr. Popov extended the term of the agreement for an additional 24 months. We paid Mr. Popov $27,333 in fiscal year 2007 and $25,573 in fiscal year 2006 pursuant to such agreement. The fees paid pursuant to our consulting agreement with Mr. Popov were in addition to, and independent of, any fees or compensation owed or paid to him in his capacity as a non-employee director.
On June 25, 2007, we completed a private placement offering to CIMSA Ingenieria de Sistemas, S.A., a Spanish company, of 1,102,941 shares of our common stock and a three-year warrant to acquire up to 275,735 shares of our common stock at $2.00 per share. The warrant is subject to price adjustment and economic anti-dilution features until December 22, 2007, as well as anti-dilution protection from stock splits and similar events for the term of the warrant. We received gross proceeds of $1,500,000 in the offering. We did not engage a placement agent or broker in connection with the transaction. We have agreed to register the resale of the common stock, including the common stock issuable upon exercise of the warrants issued in the offering. Pursuant to the securities purchase agreement with CIMSA, we named Fernando Caralt, the President, Chief Executive Officer and a director of CIMSA, to our board of directors. Additionally, we agreed to negotiate and execute three agreements with CIMSA by August 31, 2007: (a) a manufacturing agreement pursuant to which CIMSA would subcontract certain manufacturing agreements to us over a three-year period; (b) a development agreement pursuant to which we would subcontract with CIMSA for certain development and design services over a three-year period; and (c) a one-year consulting agreement with Fernando Caralt to provide certain consulting services to the Company for cash compensation not to exceed $50,000. We did not do business with CIMSA prior to March 2007. During the fiscal year ended September 30, 2007, we generated revenues of $87,804 from CIMSA.
We have not yet entered into a development agreement with CIMSA as required pursuant to the securities purchase agreement, but have reached agreements for the manufacturing agreement and consulting agreement. Although we have not entered into a written consulting agreement with Mr. Caralt, we have agreed to general terms on a consulting arrangement with Mr. Caralt whereby he is entitled to a consulting fee of $4,167 per month he provides consulting services to us. This arrangement commenced in July 2007. On October 16, 2007, we entered into a letter manufacturing agreement with CIMSA as required pursuant to the securities purchase agreement with CIMSA. Under the letter agreement, we will manufacture at least 50% of the sewing production needs of CIMSA at our manufacturing facilities, including current facilities in Pinebluff, North Carolina and Tijuana, Mexico. Under the letter agreement, CIMSA will provide us with training and necessary information to manufacture the CIMSA products in amounts and at prices to be determined by the parties through purchase orders issued under the letter agreement. Unless earlier terminated mutually by the parties or by one party upon default, the term of the letter agreement shall continue until either party terminates with twelve (12) months’ prior written notice. This agreement superseded a manufacturing agreement by and between us and CIMSA dated January 25, 2007.
Corporate Governance
Our board of directors has seven directors and has established an Audit Committee, a Compensation Committee, and a Strategic Planning Committee as its standing committees. Our board does not have a nominating committee or an executive committee or any committees performing similar functions, because all of the directors participate. As of March 6, 2008, the entire board also fulfills the functions of the Audit Committee. We are not currently listed on a national securities exchange or on an inter-dealer quotation system that has requirements that a majority of the board of directors be independent, however, the board has determined that Messrs. Nelson, Adams and Underwood are “independent” under the definition set forth in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, which is the definition that our board has chosen to use for the purposes of the determining independence.

ITEM 13. EXHIBITS
The following documents are included or referenced in this report.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on March 21, 2007).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form SB-2 filed on March 21, 2007).
4.1	Form of Director Stock Option Agreement (incorporated by reference to Exhibit 4.1 of our Registration Statement Form S-8 filed on February 23, 2005).
4.2	Schedule of Director Stock Options pertaining to Exhibit 4.1 (incorporated by reference to Exhibit 4.2 of our Registration Statement Form S-8 filed on February 23, 2005).
4.3	Form of Subscription Agreement entered into with investors in private placements completed from October 2006 to January 2007 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-KSB filed December 26, 2006).
4.4	Form of Subscription Agreement entered into with certain officers and directors in June 2006 (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form SB-2 filed on February 22, 2007).
4.5	Subscription Agreement entered into with Darrel D. Brandt in June 2006 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form SB-2 filed on February 22, 2007).
4.6	Form of Warrant issued to certain investors in our private placement offering completed from October 2006 to January 2007 (incorporated by reference to Exhibit 4.2 of the Company’s Form 10-QSB filed February 14, 2007).
4.7	Form of Agent Warrant issued to placement agent in the private placement offering completed from October 2006 to January 2007 (incorporated by reference to Exhibit 4.3 of the Company’s Form 10-QSB filed February 14, 2007).
4.8	Form of Warrant issued to CIMSA Ingenieria de Sistemas, S.A. dated June 25, 2007 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 26, 2007).
10.1	Purchase and Supply Agreement dated September 17, 1999 between us and Cirrus Design Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed September 20, 1999).
10.2	Amendment to Purchase and Supply Agreement dated February 6, 2006 between us and Cirrus Design Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended March 31, 2006 filed on May 22, 2006).**
10.3	Covenant not to Compete Agreement dated October 26, 1995 between us and the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995).
10.4	Stipulation and Confession of Judgment among us, Charles F. Parsons, and Aerospace Marketing, Inc. dated September 19, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 23, 2005).
10.5	Security Agreement dated September 19, 2005 granted by us in favor of Charles F. Parsons and Aerospace Marketing, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed September 23, 2005).
10.6	Resignation, Consulting, Non-Competition and General Release Agreement dated October 14, 2004 with Mark B. Thomas (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004).
10.8	Consulting Agreement with Boris Popov dated November 17, 2004 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004).
10.9	Employment Agreement with Larry E. Williams dated January 4, 2007 (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form SB-2 filed on February 22, 2007).
10.10	Securities Purchase Agreement between the Company and CIMSA Ingenieria de Sistemas, S.A. dated June 22, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 26, 2007).
10.11	Loan Agreement between Anchor Bank St. Paul, N.A. and the Company dated August 15, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2007).

Exhibit No.	Description

10.12	Promissory Note made by the Company in favor of Anchor Bank St. Paul, N.A. dated August 15, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 24, 2007).
10.13	Security Agreement between the Company and Anchor Bank St. Paul, N.A. dated August 15, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 24, 2007).
10.14	Asset Purchase Agreement between Advanced Tactical Fabrication, Inc., Head Lites Corporation, and the shareholders of Head Lites Corporation dated November 16, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2007).
10.15	Master Agreement between Ballistic Recovery Systems Inc., Advanced Tactical Fabrication, Inc., Head Lites Corporation, and Gary Lesley dated November 16, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2007).
14.1	Code of Ethics for Senior Financial Executives (filed as Exhibit B with 2004 Proxy Statement filed January 23, 2004)
21.1	List of Subsidiaries
23.1	Consent of Virchow, Krause & Company, LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

**	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
Audit fees billed or expected to be billed to us by Virchow, Krause & Company, LLP for the audit of the financial statements for the fiscal years ended September 30, 2007 and 2006 and for review of registration statements, quarterly reports on Form 10-QSB and annual reviews on Form 10-KSB for the same fiscal years totaled $81,584 and $66,375, respectively.
Financial Information Systems Design and Implementation Fees
We did not engage Virchow, Krause & Company, LLP to provide advice regarding financial information systems design and implementation during the last fiscal year.
Tax Fees
Fees billed or expected to be billed to us by Virchow Krause & Company, LLP for all other non-audit services, including tax-related services, provided during the last two fiscal years totaled $11,745 and $9,115, respectively.
All Other Fees
For fiscal years 2007 and 2006, Virchow, Krause & Company, LLP did not bill any fees for any other non-audit services rendered to us.
Audit Committee
The audit committee meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. The policy of our audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent public accountants (other than de minimis exceptions permitted by the Sarbanes Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting. Approval of non-audit services shall be disclosed to investors in periodic reports required by section 13 (a) of the Securities and Exchange Act of 1934. 100% of fees paid to our auditors were pre-approved by the audit committee.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act, Ballistic Recovery Systems, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2008.

Ballistic Recovery Systems, Inc.
By:	/s/ Larry E. Williams
Larry E. Williams
Chief Executive Officer, President and Director

By:	/s/ Carl D. Langr
Carl D. Langr
Chief Financial Officer

In accordance with the Securities Exchange Act, this report has been signed by the following persons on behalf of Ballistic Recovery Systems, Inc. and in the capacities and on the date indicated.

Name	Title	Date

/s/ Larry E. Williams Larry E. Williams	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	March 6, 2008

/s/ Carl D. Langr Carl D. Langr	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2008

/s/ Robert L. Nelson	Chairman, Secretary and Director	March 6, 2008
Robert L. Nelson

/s/ Boris Popov	Director	March 6, 2008
Boris Popov

/s/ Thomas H. Adams, Jr.	Director	March 6, 2008
Thomas H. Adams, Jr.

/s/ Darrel D. Brandt	Director	March 6, 2008
Darrel D. Brandt

Director
Edward Underwood

Director
Fernando Caralt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders, Audit Committee and Board of Directors
Ballistic Recovery Systems, Inc. and Subsidiary
South St. Paul, Minnesota
We have audited the accompanying consolidated balance sheets of Ballistic Recovery Systems, Inc. and Subsidiary as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ballistic Recovery Systems, Inc. and Subsidiary as of September 30, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Virchow, Krause & Company, LLP
Minneapolis, Minnesota
February 22, 2008

Ballistic Recovery Systems, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$914,523	$53,722
Accounts receivable — net of allowance for doubtful accounts of $65,000 and $22,924, respectively	1,317,113	541,642
Inventories	1,788,266	2,458,003
Deferred tax asset — current portion	85,000	160,700
Note receivable	56,826	—
Prepaid expenses	286,130	144,509

Total current assets	4,447,858	3,358,576

Furniture, fixtures and leasehold improvements	1,308,235	1,092,085
Less accumulated depreciation and amortization	(662,032)	(506,831)

Furniture, fixtures and leasehold improvements — net	646,203	585,254

Other assets:
Patents, net of accumulated amortization of $11,814 and $11,425, respectively	600	989
Goodwill	—	103,774
Deferred tax asset — net of current portion	1,416,000	1,221,516
Long-term prepaid expenses	33,842	109,925
Covenants not to compete, net of accumulated amortization of $588,041 and $569,789, respectively	16,970	35,222

Total other assets	1,467,412	1,471,426

Total assets	$6,561,473	$5,415,256

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2007 and 2006

	2007	2006
Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit — bank	$—	$302,265
Current portion of covenants not to compete, shareholder		7,069
Accounts payable	776,251	692,550
Customer deposits	104,410	42,916
Accrued payroll	75,939	73,613
Other accrued liabilities	294,726	244,930

Total current liabilities	1,251,326	1,363,343

Long-term debt, less current portion		320,000
Long-term debt refinanced through equity offering in October and November 2006		729,091

Total liabilities	1,251,326	2,412,434

Commitments and contingencies

Shareholders’ equity:
Undesignated shares $(.01 par value; 35,000,000 and 15,000,000 shares authorized, respectively; none issued and outstanding)	—	—
Common stock $(.01 par value; 15,000,000 and 10,000,000 shares authorized, respectively; 11,304,767 and 8,089,619 shares, respectively, issued and outstanding)	113,048	80,896
Additional paid-in capital	10,262,357	6,306,007
Accumulated deficit	(5,065,258)	(3,384,081)

Total shareholders’ equity	5,310,147	3,002,822

Total liabilities and shareholders’ equity	$6,561,473	$5,415,256

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended September 30, 2007 and 2006

	2007	2006
Sales	$9,402,351	$9,191,729
Cost of sales	7,901,032	5,860,516

Gross profit	1,501,319	3,331,213

Selling, general and administrative	2,620,734	2,566,624
Research and development	556,314	465,415
Impairment of goodwill	103,774	—
Intangible amortization	18,253	121,640

Income (loss) from operations	(1,797,756)	177,534

Other income (expense):
Interest expense	(35,440)	(132,249)
Other income	33,235	292

Income (loss) before income taxes	(1,799,961)	45,577

Income taxes expense (benefit)	(118,784)	18,200

Net income (loss)	(1,681,177)	$27,377

Basic earnings (loss) per common share	$(0.16)	$0.00

Weighted average number of shares outstanding — Basic	10,223,379	7,810,186

Diluted earnings (loss) per common share	$(0.16)	$0.00

Weighted average number of shares outstanding — Diluted	10,223,379	7,842,257

Dividends per share	$0.00	$0.00

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
For the Years Ended September 30, 2007 and 2006

	Common Stock		Additional		Share-
	Number of		Paid-in	Accumulated	holders’
	Shares	Amount	Capital	Deficit	Equity
Balance September 30, 2005	7,685,434	$76,854	$5,782,590	$(3,411,458)	$2,447,986

Issuance of common stock in lieu of cash for board of directors fees	30,000	300	45,000	—	45,300
Stock option exercises for cash	51,229	512	42,427	—	42,939
Issuance of common stock in private placement	322,956	3230	435,990	—	439,220
Net income	—	—	—	27,377	27,377

Balance September 30, 2006	8,089,619	80,896	6,306,007	(3,384,081)	3,002,822

Issuance of common stock in lieu of cash for employee bonuses	36,867	369	54,931		55,300
CIMSA stock sale, net of offering costs	1,102,941	11,029	1,435,809		1,446,838
Issuance of common stock in lieu of cash for board of directors fees	30,000	300	55,200	—	55,500
Stock option exercises for cash	10,500	105	14,385	—	14,490
Issuance of common stock in private placement, net of offering costs	2,034,840	20,349	2,396,025	—	2,416,374
Net loss	—	—	—	(1,681,177)	(1,681,177)

Balance September 30, 2007	11,304,767	$113,048	$10,262,357	$(5,065,258)	$5,310,147

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary
Consolidated Statements of Cash Flow
For the Years Ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activity:
Net income (loss)	$(1,681,177)	$27,377
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred income tax	(118,784)	75,184
Depreciation and amortization	155,590	150,310
Amortization of covenants not to compete	18,252	121,640
Impairment of goodwill	103,774	—
Amortization of stock issued in lieu of cash for board services	41,055	18,120

Change in allowance for doubtful accounts	42,076	12,924
(Increase) decrease in:
Accounts and note receivable	(874,373)	(96,758)
Inventories	669,737	(997,084)
Income taxes receivable		230,544)
Prepaid expenses	(127,176)	(82,992)
Long-term prepaid expenses	3,419	18,188
Increase (decrease) in:
Accounts payable	83,701	387,253
Customer deposits	61,494	(82,339
Accrued payroll and other accrued liabilities	107,423	46,112)

Net cash (deficit) from operating activities	(1,514,990)	(171,521)

Cash flows from investing activities:
Capital expenditures	(216,150)	(149,610)
Payment for Patent	—	(750)

Net cash (deficit) from investing activities	(216,150)	(150,360)

Cash flows from financing activities:

Proceeds from exercise of common stock options	14,490	42,939
Proceeds from issuance of common stock	3,935,876	439,220
Payments for long-term prepaid expenses — stock offering costs	—	(72,664)
Net proceeds (payments) from borrowings under line of credit — bank	(302,265)	97,550
Principal payments on long-term debt	(1,049,091)	(150,909
Principal payments on covenant not to compete	(7,069)	(83,635)

Net cash from financing activities	2,591,941	272,501

Increase (decrease) in cash and cash equivalents	860,801	(49,380)
Cash and cash equivalents — beginning of year	53,722	103,102

Cash and cash equivalents — end of year	$914,523	$53,722

See notes to consolidated financial statements.

Ballistic Recovery Systems, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
1.	Nature of Business

Ballistic Recovery Systems, Inc. (the “Company” or “we”) designs, manufactures and distributes rocket deployed whole-aircraft emergency parachute systems for use on general aviation and recreational aviation aircraft. The emergency parachute systems are intended for use in the event of an in-air emergency and are designed to bring down the entire aircraft and its occupants under the parachute canopy. In the general aviation market, the Company is currently producing and selling emergency recovery systems for four four-place general aviation aircraft, known as the Cirrus Design SR20 (SR20) and SR22, and the Cessna 172 and 182. The products for Cirrus Design Corporation (Cirrus Design) were developed in a joint effort between the Company and Cirrus Design.

In the recreational aviation market, the Company sells products to several hundred different aircraft designs that are categorized as ultralights and experimental aircraft.

During the fiscal year ended September 30, 2007, the Company diversified and commenced manufacturing high visibility safety products for a company (Head Lites Corporation) located in South St. Paul, MN. During November, 2007, the Company, through a company owned 90% by the Company, purchased Head Lites Corporation (see Note 13).

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

Foreign Currency Translations and Transactions

The Company accounts for its Mexico foreign asset and liability transactions and operations in U.S. dollars. Therefore, there is not any material accumulated other comprehensive income or loss. Results of operations are translated using the average exchange rates throughout the year. Transaction gains or losses are recorded as incurred.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The estimates for deferred tax assets for United States net operating losses is a significant estimate and based on assumptions of future profitability of the Company.

Cash Concentrations

Bank balances exceeded federally insured levels during 2007 and 2006 and exceeded federally insured levels as of September 30, 2007. Generally, these balances may be redeemed upon demand and therefore bear minimal risk.

Cash and Cash Equivalents

Short-term investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents and are stated at their fair value.

Accounts Receivable, credit risk and allowance for doubtful accounts

The Company sells its products to domestic and foreign companies. The Company reviews customers’ credit history before extending unsecured credit and established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and other information. The Company does not accrue interest on past due accounts receivable. Unless specific arrangements have been made, accounts receivable over 30 days are considered past due. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for doubtful accounts of $65,000 and $22,924 at September 30, 2007 and 2006, respectively. The Company’s contract research and development projects are billed to its customers on an uncollateralized credit basis. The estimated loss that management believes is probable is included in the allowance for doubtful accounts. Due to uncertainties in the collection process, however, it is at least reasonably possible that management’s estimate will change during the next year, which cannot be estimated.

Customer Concentration

The Company had sales to one major customer, Cirrus Design, which represented 74.4% of the Company’s total sales for fiscal year 2007 and 70.7% of the Company’s total sales for fiscal year 2006. This customer also accounted for 62% (or $821,000) and 63% (or $339,000) of accounts receivable at September 30, 2007 and 2006, respectively. The Company supplies parachute systems to Cirrus Design from the Company’s general aviation product line. A separate customer accounted for 13.3% of accounts receivable at September 30, 2007.

In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, alternative dealers or distributors can be established.

Valuation of Inventories

The Company’s inventories are stated at the lower of cost or market and include materials, labor and overhead. Cost is determined by the first-in, first-out (“FIFO”) method. Provisions to reduce inventories to the lower of cost or market are made based on a review of excess and obsolete inventories through an examination of historical component consumption, current market demands and shifting product technology. Significant assumptions with respect to market trends are utilized to formulate our provision methods. Sudden or downward changes in markets we serve may cause us to record additional inventory revaluation charges in future periods. These variances could directly impact gross profit performance and may cause variability in gross profit results from reporting period to reporting period. In accordance with Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs an amendment to ARB No. 43, Chapter 4”, the Company expenses unallocated overhead as a current period expense based on normal capacity of the Company’s Mexico and South St. Paul plant. Gross profit for the year ended September 30, 2007 were negatively impacted due to production variances incurred as the Company significantly increased labor in Mexico in advance of production anticipated for additional product lines to be manufactured in Mexico and excessive variances in labor and raw materials as the Company’s Mexico operations increased significantly. As a result of the Company’s expected and unexpected Mexico production variances and under-utilization of labor, the Company’s gross profit decreased by approximately $1.5 million for the year ended September 30, 2007.

Customer Deposits

The Company requires order deposits from most of its domestic and international customers. These deposits represent either partial or complete down payments for orders. These down payments are recorded as customer deposits. The deposits are recognized as revenue when the product is shipped.

Income Taxes

Differences between accounting rules and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109. Temporary differences relate primarily to: stock based compensation; allowances for doubtful accounts; inventory valuation allowances; depreciation; net operating loss; and accrued expenses not currently deductible. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely then not to be realized.

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

Goodwill

The Company applies SFAS No. 142, Goodwill and Other Intangible Assets related to the carrying amount of goodwill and other intangible assets. Goodwill is tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest impairment exists.

The Mexico operations are tested for impairment in the fourth quarter or at other times if an event occurs or circumstances change that would reduce the fair value of the Mexico operation. Due to operating profits and cash flows being lower than expected for both the years ended September 30, 2007 and 2006, in the opinion of the Company’s management, goodwill during the year ended September 30, 2007 was impaired. A goodwill impairment loss of approximately $104,000 was recognized in the Mexico subsidiary. The fair value of that subsidiary was estimated using the expected present value of future cash flows.

Intangibles

Patents are recorded at cost and are being amortized on a straight-line method over 17 years. The covenants not to compete are recorded at cost and are being amortized using the straight-line method over the terms of the agreement which range from two to fifteen years. The weighted average life of the covenants not to compete is 1.5 years at September 30, 2007.

Components of intangible assets are as follows:

	September 30, 2007		September 30, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Patents	$12,414	$11,814	$12,414	$11,425
Covenants not to compete	$605,011	$588,041	$605,011	$569,789

Amortization expense of intangible assets was $18,641and $121,640 for the years ended September 30, 2007 and 2006, respectively. Amortization expense is estimated to approximate $8,854, $8,116, and $0 for the years ending September 30, 2008, 2009, and 2010, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB No. 104) Revenue, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred and services have been rendered. Sales are not conditional based on customer acceptance provisions or installation obligations. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to the customer.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company’s consolidated financial statements. Comprehensive income is defined as the change in a business enterprise’s equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. For the years ended September 30, 2007 and 2006, net income (loss) and comprehensive income (loss) were equivalent.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” requires disclosure of the estimated fair value of financial instruments as follows:
Short-term Assets and Liabilities:

The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, line of credit-bank, and short-term debt approximate their carrying values due to the short-term nature of these financial instruments.

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

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), provides for the use of a fair value based method of accounting for employee stock compensation. However, SFAS 123 also allows an entity to continue to measure compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock, if such amounts differ materially from historical amounts. The Company has elected to continue to account for employee stock options using the intrinsic value method under APB 25. By making that election, it is required by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation —Transition and Disclosure” to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if a fair value based method of accounting had been applied.

On December 16, 2004, the FASB, issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after October 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on October 1, 2006 using the modified prospective method.

There were no options granted in the year ended September 30, 2007 or that were vested or modified. As such, the Company did not record any compensation pursuant to SFAS No. 123(R) for the year ended September 30, 2007 for options granted. The Company did grant 30,000 shares of common stock on May 16, 2007 for board services to be rendered. The fair value at the date of the grant was $1.83 per share. The Company is expensing the fair value over the period services are rendered. The amortization for stock granted for the year ended September 30, 2007 was $13,875. Amortization of shares issued in the year ended September 30, 2006 was $27,180 and $18,120 for the years ended September 30, 2007 and 2006, respectively.

Had compensation costs been determined in accordance with the fair value method prescribed by SFAS No. 123 for all options issued to employees and amortized over the vesting period, the Company’s net income applicable to common shares and earnings per common share (basic and diluted) for plan options would not have changed for the year ended September 30, 2006.

Earnings (loss) per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common stock related to stock options and warrants had been issued. Weighted average shares outstanding-diluted includes 0 and 32,071 shares of dilutive securities for the years ended September 30, 2007 and 2006, respectively.

Following is a reconciliation of basic and diluted earnings (loss) per common share for fiscal years ended September 30, 2007 and 2006, respectively:

	Fiscal Year ended
	September 30,
	2007	2006
Earnings (loss) per common share — basic:

Net income (loss)	$(1,681,177)	$27,377

Weighted average shares outstanding	10,223,379	7,810,186

Earnings (loss) per common share — basic	$(0.16)	$0.00

Earnings (loss) per common share — diluted:

Net income (loss)	$(1,681,177)	$27,377

Weighted average shares outstanding	10,223,379	7,810,186
Common stock equivalents		32,071

Weighted average shares and potential diluted shares outstanding	10,223,379	7,842,257

Earnings (loss) per common share — diluted	$(0.16)	$0.00

The Company uses the treasury method for calculating the dilutive effect of the stock options and warrants (using the average market price).

Warrants and options of 978,894 and 45,000 were excluded for the computation of diluted earnings per share for the year ended September 30, 2007 since the net effect was anti-dilutive for the year. Warrants for 16,401 were excluded from the computation of diluted earnings per share for the year ended September 30, 2006 since their effect was anti-dilutive for the year.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in its tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption, with the cumulative effect adjustment reported as an adjustment to the opening balance of retained earnings. The Company is currently assessing the impact of FIN 48 on its results of operations and financial position.

During February 2007, the FASB Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the effect that SFAS 159 will have on its results of operations and financial position.

During December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 160 will have a material effect on its results of operations or financial position.

During December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 141 (Revised 2007) will have a material effect on its results of operations or financial position.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Advertising Expenses

Non-direct response advertising expenses are recognized in the period incurred. Non-direct response advertising expenses totaled $29,802 in 2007 and $18,649 in 2006.

Legal Costs

The Company expenses its legal costs as incurred except settlements which are expensed when a claim is probable and estimatable.

Shipping and Handling Costs

The Company records amounts being charged to customers for shipping and handling as sales and costs incurred in cost of sales.

3.	Cirrus Design Purchase and Supply Agreement

The Company currently operates under a Purchase and Supply Agreement with Cirrus, in September 1999 and amended February 2006 (the “Cirrus Supply Agreement”). Under the Cirrus Supply Agreement, the Company is the non-exclusive supplier of the parachute recovery system to Cirrus.

The current term of the Cirrus Supply Agreement expires in December 2008, but the Agreement is subject to rolling automatic renewal terms of 18 months, unless terminated by either party upon 18 months advance notice. The recent amendment to the Agreement also provides that Cirrus will maintain product liability insurance on the parachute system whose components are directly or indirectly supplied by BRS. Additionally, Cirrus has agreed to indemnify BRS for all related product liability claims involving the BRS parachute system (except for claims for economic losses or damage related solely to the aircraft) related to parachute systems sold to Cirrus after February 6, 2006. The Cirrus Supply Agreement also gives Cirrus limited exclusivity for an increased gross weight (3,600 pound) system for a period of one year after introduction.

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

On August 16, 2004, the Company extended the non-compete period by five additional years in exchange for the exercise of stock options held by SCI’s president under a stock subscription agreement backed by a promissory note. The note had a principal sum of $12,500 together with aggregate interest on the unpaid principal balance of $2,500. Payments under the note began July 1, 2005 and continued monthly with a final maturity date of October 1, 2005. The present value of the Company’s obligation under this agreement was recorded as an intangible asset and was being amortized over a range of two to 15 years.

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

Mr. Thomas agreed, for a two year period, not to 1) call on or solicit Company customers, 2) directly or indirectly, become employed by, consult with, manage, own or operate any business engaged in the design, manufacturing, marketing or distribution of (i) emergency parachute recovery systems for recreational, general and commercial aviation aircraft and unmanned aircraft or (ii) general aviation aircraft. Mr. Thomas also agreed not to divulge any trade secrets or confidential information regarding the Company. In exchange for such Resignation Agreement, the Company agreed to pay Mr. Thomas an aggregate of $230,000; $60,000 of which was paid 15 days after execution of the Agreement and $170,000 of which would be paid over a 24 month period ($7,083 per month) during the compliance of Mr. Thomas’ non-competition /non-disclosure requirements. The agreement ended during the year ended September 30, 2007.

5.	Other Financial Information

Inventories

The components of inventories consist of the following at September 30:

	2007	2006
Raw materials	$1,179,076	$2,100,501
Work in process	598,486	340,434
Finished goods	10,704	17,068

Total inventories	$1,788,266	$2,458,003

Note Receivable
The Company has an unsecured and non-interest bearing note with Head Lites Corporation for $56,826 at September 30, 2007. The Company acquired substantially all the assets of Head Lites Corpoation on November 16, 2007 (see Note 13 below). The note is due on demand.
Furniture, Fixtures and Leasehold Improvements
Furniture, fixtures and leasehold improvements consisted of the following categories at September 30:

	2007	2006
Office furniture and equipment	$411,823	$345,535
Manufacturing equipment	613,229	463,367
Airplane	283,183	283,183

Total fixed assets	$1,308,235	$1,092,085

Depreciation Expense
Depreciation expense totaled $155,201 and $149,624 for the years ended September 30, 2007 and 2006, respectively.
Long-Term Prepaid Expenses
Long-term prepaid expenses consist of the following at September 30:

	2007	2006
Stock offering costs	$—	$72,664
Other	33,842	37,261

Total long-term prepaid expenses	$33,842	$109,925

The stock offering costs incurred during the year ended September 30, 2006 were netted against the proceeds received from the common stock proceeds the Company received during September 30, 2007. See Note 10.
Long-Lived Assets
The Company assessed the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An asset or asset group is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset or asset group is expected to generate. If an asset or asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. If estimated fair value is less than the book value, the asset is written down to the estimated fair value and an impairment loss is recognized.

If the Company determined that the carrying amount of long-lived assets, including intangible assets, may not be recoverable, the Company would we measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model or another valuation technique. Net long-lived assets amounted to approximately $700,000 as of September 30, 2007.
Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of long-lived assets including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.
The Company did not recognize any impairment charges for our long-lived assets during the years ended September 30, 2007 or 2006. While the Company currently believes the expected cashflows from these long-lived assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of the Company’s long-lived assets are less than the book value and recognize an impairment charge. Such impairment would adversely affect our earnings.
Other Accrued Liabilities
Other accrued liabilities consisted of the following categories at September 30:

	2007	2006
Bonus Accrual	$147,413	$215,971
Other Miscellaneous Accruals	147,313	28,959

	$294,726	$244,930

Export Sales
The Company’s international sales are made through independent representatives in various foreign countries. International sales as a percentage of total sales were 15.3% in 2007 and 12.4% in 2006.
Major Suppliers
During the years ended September 30, 2007 and 2006, the Company purchased its parachutes from a certain key vendor. The Company manufactures its own ballistic devices, but the propellant for the ballistic devices is purchased from two sources. The Company routinely searches for new suppliers and feels alternate sources can be found should any of these suppliers be unable to meet the Company’s needs.
Related Parties
Active Agreement
Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development. Pursuant to this agreement, the term of which is six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum. On March 16, 2006 the Company extended this agreement for 24 additional months. Consulting expenses for Mr. Popov were $27,333 and $25,573 for the years ended September 30, 2007 and 2006, respectively.

In October, 2007, CIMSA Ingenieria de Systems, S.A., a Spanish company (“CIMSA”), and the Company entered into a letter agreement pursuant to which the Company will manufacture at least 50% of the sewing production needs of CIMSA at the Company’s manufacturing facilities, including current facilities in Pinebluff, North Carolina and Tijuana, Mexico. Under the letter agreement, CIMSA will provide the Company with training and necessary information to manufacture the CIMSA products in amounts and at prices to be determined by the parties through purchase orders issued under the letter agreement. Unless earlier terminated mutually by the parties or by one party upon default, the term of the letter agreement shall continue until either party terminates with twelve (12) months’ prior written notice. This agreement superseded that certain Manufacturing Agreement by and between CIMSA and the Company dated January 25, 2007, and was entered into pursuant to the terms of that certain Securities Purchase Agreement by and between CIMSA and the Company dated June 22, 2007. CIMSAbeneficially owns approximately 11.9% of the Company’s outstanding capital stock. Fernando Caralt, a director of the Company, is president, a director and principal owner of CIMSA. The amount of revenue to CIMSA was approximately $87,804 and $0 for the years ended September 30, 2007 and 2006, respectively. An account receivable due from CIMSA was $72,889 and $0 on September 30, 2007 and 2006, respectively.
Profit Sharing Plan
The Company adopted a pre-tax salary reduction plan, under the provisions of Section 401(k) of the Internal Revenue Code, in fiscal year 2000, which covers its full-time employees over age 21. Company match contributions made for the years ended September 30, 2007 and 2006, respectively, were $14,931 and $12,431. The Company can also make discretionary profit sharing contributions. There were no Company discretionary contributions for the years ended September 30, 2007 and 2006.
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
6.	Geographical Information
The Company has operations in South St. Paul, Minnesota and Tijuana, Mexico. Information about the Company’s operations by geographical location is as follows for the years ended September 30, 2007 and 2006:

	United States	Mexico	Consolidated
As of September 30, 2007 or for the year ended:
Total assets	$5,743,770	$817,703	$6,561,473
Long-lived assets	$973,320	$334,915	$1,308,235
Inventories	$1,305,478	$482,788	$1,788,266

	United States	Mexico	Consolidated
As of September 30, 2006 or for the year ended:
Total assets	$4,687,830	$727,426	$5,415,256
Long-lived assets	$890,705	$201,380	$1,092,085
Inventories	$1,931,957	$526,046	$2,458,003
7.	Line-of Credit Borrowings
Until June, 2007, the Company had a $400,000 line-of-credit with a bank that was collateralized by all of the Company’s assets. The line called for a variable interest rate of 9.75% at September 30, 2006. At September 30, 2006, the balance under this line of credit was $302,265.
In June 2007, the Company entered into a new line-of-credit with a bank for up to $820,000 subject to a borrowing base requirement. The line calls for a variable interest rate (based on prime), which was 7.75% at September 30, 2007. The line is collateralized by all of the Company’s assets and expires on April 30, 2008. The Company did not borrow any funds under this line of credit during the year ended September 30, 2007. See Note 13.

8.	Long-Term Debt

On November 15, 2006, the Company paid the entire unpaid principal and interest outstanding on the first note detailed below and paid $5,000 towards unpaid principal on the second note detailed below with money raised through equity financing on October 25, 2006 (see Note 10). As such, the first note payable detailed below was classified at September 30, 2006 as long-term pursuant to SFAS No. 6 “Classification of Short-Term Obligations Expected to be Refinanced”. On June 18, 2007, the remaining $315,000 was paid with proceeds with a private equity offering.

The components of long-term debt consisted of the following at September 30:

	2007	2006
Note payable — Parsons, paid in full November 2006	$0	$729,091
Note payable — Parsons, paid in full June 2007	0	320,000

Total long-term debt	0	1,049,091
Less: debt refinanced with equity offering	0	729,091
Less: current portion	0	—

Long-term debt, net of current portion	$0	$320,000

9.	Income Taxes
At September 30, 2007 and 2006, the Company had $3,440,000 and $2,000,000 in net operating loss carryforwards which will begin to expire in 2023. In addition, there is a Mexican net operating loss carry forward of $1,500,000 which will expire in 2017. The provision for income taxes consisted of the following components for the years ended September 30:

	2007	2006
Current:
Federal	$0	$(56,984)
State	0	0
Deferred	(118,784)	75,184

	$(118,784)	$18,200

The allocation of the Company’s income (loss) before income taxes for the years ended September 30, 2007 and 2006 are as follows:

	2007	2006
United States	$(99,961)	$315,620
Mexico	(1,700,000)	(270,043)

Total	$(1,799,961)	$45,577

Components of net deferred income taxes are as follows at September 30:

	2007	2006
Deferred income tax assets:
Amortization	$9,000	$12,000
Allowance for doubtful accounts	26,000	9,000
Vacation accruals	13,000	12,000
Asset valuation reserves	9,000	39,600
Net Operating Losses-United States	1,371,000	707,516
Net Operating Loss-Mexico	594,000	0
Legal Settlement Accruals	0	420,000
Income Tax Credits	100,000	115,000
Other accruals	0	51,900
Inventory Section 263 adjustment	28,000	36,200

	2,150,000	1,403,216
Deferred income tax liabilities — depreciation	(55,000)	(21,000)
Valuation Allowance	(594,000)	0

Net deferred income tax assets	$1,501,000	$1,382,216

The net deferred income taxes are reflected in the consolidated balance sheet at September 30, 2007 and 2006 as follows:

	2007	2006
Deferred tax asset — current portion	$85,000	$160,700
Deferred tax asset — non-current portion	1,416,000	1,221,516

Total	$1,501,000	$1,382,216

Reconciliation between the statutory rate and the effective tax rate for the years ended September 30, is as follows:

	2007	2006
Federal statutory tax rate	(34.0)%	34.0%
State taxes, net of federal benefit	(6.3)	6.3
Valuation reserve on Mexican Losses	33.0	0
Other	0.7	(0.6)

Effective tax rate	(6.6)%	39.7%

The valuation allowance recognized in deferred tax assets was $594,000 and $0 for the years ended September 30, 2007 and 2006, respectively.
10.	Shareholders’ Equity

Common Stock

On June 22, 2006 and June 23, 2006, the Company accepted subscriptions from certain directors and executive officers of the Company relating to the issuance of 322,956 shares of common stock and warrants to acquire 16,401 shares of common stock for an aggregate purchase price of $439,220. The warrants have a three-year term and an exercise price of $2.00 per share. The Company paid no underwriting discounts or commissions in connection with these sales. The price per share was determined by the placement agent that assisted with the equity offering that closed in October 2006, November 2006, and January 2007. The common shares issued were restricted and unregistered shares. The price per common share was $1.36 per share and the market price was approximately $1.50 per share. The discount to market was due to the significant number of shares issued and the fact the shares were restricted and unregistered. The discount was not in exchange for board services or any other services rendered or to be rendered. We registered the resale of the common stock issuable upon exercise of the warrants and placement agent’s warrants pursuant to a registration statement on Form SB-2 which became effective on March 23, 2007.

On June 15, 2006, the Company issued 6,000 shares of common stock to each of its five Board Members for a total of 30,000 shares, as partial compensation for the next five board meetings through the Company’s 2007 Annual Meeting of Stockholders. The shares were valued at $1.51 (fair value at the date of issuance) and are expensed as services are provided.

During the third quarter of the fiscal year ended September 30, 2006, 15,000 stock options were exercised resulting in net proceeds to the Company of $15,750. During the second quarter of the fiscal year ended September 30, 2006, 30,000 stock options were exercised resulting in net proceeds to the Company of $27,189. In addition, the Company retired 8,771 shares in the second quarter of the fiscal year ended September 30, 2006, and the proceeds were used by the individual to exercise an additional 15,000 stock options.

In closings completed on October 25, 2006, November 22, 2006 and January 10, 2007, the Company completed a private placement offering to accredited investors of an aggregate of 508,710 units at a price per unit of $5.44, each unit consisting of four shares of our common stock and a three-year warrant to purchase an additional share of common stock at an exercise price of $2.00 per share. Accordingly, we issued an aggregate of 2,034,840 shares of common stock and three-year warrants to purchase an aggregate of 508,710 shares of common stock in the offering, in consideration of total gross proceeds of $2,767,382, less commissions of approximately $193,717 paid to The Oak Ridge Financial Services Group, Inc., which served as a placement agent in the offering. We further issued to Oak Ridge and its designated subagents three-year warrants to purchase an aggregate of 178,048 shares of common stock at an exercise price of $2.00 per share. We registered the resale of the common stock and the common stock issuable upon exercise of the warrants and placement agent’s warrants pursuant to a registration statement on Form SB-2 which became effective on March 23, 2007.

During March 2007, 10,500 of stock options were exercised resulting in proceeds to the Company of $14,490.

During the first quarter of the fiscal year ended September 30, 2007, certain employees of the Company were awarded an aggregate of 36,867 shares valued at $1.50 per share ($55,300) based on individual bonus plans for the fiscal year ended September 30, 2006. The issuance of common shares issued was in lieu of cash for accrued bonuses as of September 30, 2006.

On June 25, 2007, the Company issued 1,102,941 shares of common stock and a warrant to purchase up to an additional 275,735 shares of common stock to CIMSA Ingenieria de Sistemas, S.A., a Spanish company (“CIMSA”). The warrant has a three-year term and an exercise price of $2.00 per share. The warrant is subject to price adjustment and economic anti-dilution features until December 22, 2007, as well as anti-dilution protection from stock splits and similar events for the term of the warrant. We received gross proceeds from the sale of common stock and the warrant of $1,500,000. The Company agreed to register the resale of the common stock (including the common stock issuable upon exercise of the warrant). There was no placement agent involved with this transaction.

Stock Options

In March 2004, the shareholders at their annual meeting approved the 2004 Stock Option Plan (the 2004 Plan), which provides for the granting of up to 600,000 options to officers, directors, employees and consultants for the purchase of stock. No grants were made under this plan in fiscal years 2007 and 2006.

Stock option activity for the years ended September 30, 2007 and 2006 is as follows:

	Number of	Option Price Range per
	Shares	Share

Balance at September 30, 2005	150,000	$0.91 to $1.38

Granted during fiscal year 2006	—	—
Options exercised	(60,000)	$0.91 to $1.05
Expirations	—	—

Balance at September 30, 2006	90,000	$1.05 to $1.38
Granted during fiscal year 2007	—	—
Options expired	(34,500)	$1.38

Options exercised	(10,500)	$1.38

Balance at September 30, 2007	45,000	$1.05

At September 30,	2007	2006
Options vested and exercisable	45,000	90,000
Shares available for options	600,000	600,000

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2007 is $26,100.

The following tables summarize information about stock options outstanding and exercisable as of September 30, 2007:

Options Outstanding and Exercisable
		Weighted-Average	Weighted-Average
	Number	Remaining	Exercise
Exercise Price	Outstanding	Contractual Life	Price

$1.05	45,000	0.46	$1.05
Stock Warrants

On June 22, 2006 and June 23, 2006, the Company accepted subscriptions from certain directors and executive officers of the Company relating to the issuance of 322,956 shares of common stock and warrants to acquire 16,401 shares of common stock for an aggregate purchase price of $439,220. The warrants have a three-year term and an exercise price of $2.00 per share and were registered with the SEC on March 23, 2007. The Company paid no underwriting discounts or commissions in connection with these sales.

During the fiscal year ended September 30, 2007, the Company completed three closings of a private placements of its common stock. In this private placement, an aggregate of 686,758 warrants were issued. These warrants have a three-year term and an exercise price of $2.00 per share and were registered with the SEC on March 23, 2007. In addition, warrants to purchase an aggregate of 275,735 shares of common stock were issued in connection with the purchase of 1,102,941 shares of common stock by CIMSA. Total warrants outstanding were 978,894 and 16,401 at September 30, 2007 and 2006, respectively. The exercise price on all warrants was $2.00 per share and the weighted average life of the warrants at September 30, 2007 was 2.28 years.

11.	Commitments and Contingencies

Employment Agreement

The Company has a two-year employment agreement with Mr. Williams, our President and Chief Executive Officer, dated January 4, 2007. Pursuant to the employment agreement, Mr. Williams is eligible for a potential annual bonus of up to 100% of his base salary. The employment agreement further provides that to the extent Mr. Williams is terminated without cause, as defined in the employment agreement, he is entitled to a severance payment of 18 months of his base salary, paid out over such period in accordance with the Company’s payroll schedule. In the event of a change of control, as defined in the employment agreement, pursuant to which Mr. Williams is terminated without cause, Mr. Williams is entitled to 24 months of his base salary paid out over such time in accordance with the Company’s normal payroll. The employment agreement includes standard confidentiality provisions and an 18-month non-compete provision. In the event of a termination of employment without cause following a change of control, the non-compete provisions shall continue for as long as severance payments are made (i.e., 24 months). Furthermore, the employment agreement provides that Mr. Williams will be nominated by the Company’s board of directors each year to serve as a director so long as he is Chief Executive Officer. In the event Mr. Williams resigns or is terminated, the agreement provides that Mr. Williams will also resign from the board.

Leases

On November 20, 2007, the Company entered into a lease with the City of South St. Paul for leasing of approximately 20,800 square feet of space on an airport to be used for office and production (see Note 13). The start date of the lease is estimated to be August 15, 2008 and expire September 1, 2029. . The lease contains options to renew for two additional five year terms as defined in the agreement. The estimated monthly rent ranges from $12,358 to $15,392 over the term of the lease.

The Company leases its current production facility on an airport in South St. Paul, Minnesota. Total rental expense for this operating lease during 2007 and 2006 was $51,102 and $42,831, respectively This lease expired December 31, 2007 and the Company is currently paying on a month to month basis until the new lease commences.

The Company leases a second facility on the same airport for office space. Total rental expense for this operating lease during 2007 and 2006 was $39,772 and $14,808 respectively. This lease expires April 30, 2008. Provisions have been made with the landlord to be on a month to month lease after that date until the office lease space is ready.

The Company leases office and production space in Tijuana, Mexico. Total rental expense for this operating lease during 2007 and 2006 was $103,248 and $88,332, respectively. This lease expired on November 14, 2007 and has been extended for one year.

On October 15, 2007, the Company established a parachute manufacturing facility in Pinebluff, North Carolina with the specific purpose of meeting the “Berry Amendment” requirement for United States content (related to defense related products). The term of the lease is from November 1, 2007 to October 30, 2010 and requires annual rent of $45,000 per year.

The Company had leased a facility on the same airport for use in research and development. Total rental expense for this operating lease during 2006 was $27,603. This lease was terminated on July 31, 2006.

Future minimum lease payments (including the new leases entered into after September 30, 2007) on leases ending September 30 are as follows:

Fiscal Year	Amount
2008	$299,816
2009	232,810
2010	215,925
2011	175,735
2012	173,095
2013 and thereafter	2,396,861

Total	$3,494,242

Legal Proceedings
McGrath

In April 2005, Sue Jean McGrath, individually and as successor in interest to Charles W. McGrath, deceased, Charles W. McGrath III, Tanya Sue McGrath, Janny Sue McGrath, individually v. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Aerospace Systems and Technologies, Inc., U.S. District Court, Northern District of California, File No. C05-1542, was commenced. The plaintiffs have alleged vicarious liability, strict product liability, negligence and breach of warranty against the defendants arising from the crash of a Cirrus Design Corp. SR22 airplane near Sugar Bowl, California. On December 6, 2007, the court granted summary judgment to all defendants, including the Company. The plaintiffs have agreed not to pursue an appeal in exchange for the Company’s agreement not to seek recoverable costs.

Rayner

On September 16, 2005, an action was commenced against the Company by Robert Treat Rayner in the Circuit Court of the 5th Judicial Circuit in and from Lake County Florida, File No. 04 CA 1749. The Complaint alleges that plaintiff was injured when his ultralight aircraft crashed while being towed by another ultralight. Plaintiff alleges that he deployed his BRS system, but that it failed to deploy properly. The Company is undertaking an investigation of the claim and has responded to the suit. The case is currently in discovery. At this time, the Company cannot state with any degree of certainty what the outcome of these matters will be or the amount or range of potential loss, if any. The Company believes that it has strong defenses to the suit and will vigorously defend against the claims.

12.	Supplemental Cash Flow Information

Cash paid for the years ended September 30:	2007	2006
Interest	$40,938	$127,816
Income taxes paid (refunded)	—	(287,428)
Summary of non-cash activity:
•
The Company issued 6,000 shares of common stock to its five non-employee board members for a total of 30,000 shares as partial compensation for future board meetings on June 15, 2006 and on May 15, 2007. The common shares issued in 2007 and 2006 were valued at $55,500 and $45,300, respectively.

•	The Company applied a covenant not to compete payable in the amount of $4,036 to a note receivable from shareholder during fiscal year 2006.

•	The Company issued 36,867 common shares during the year ended September 30, 2007 in lieu of cash for bonuses accrued at September 30, 2007 ($55,300).

•	Transfer of long-term prepaid offering costs recorded at September 30, 2006 to additional paid-in capital of $72,664 during the year ended September 30, 2007.
13.	Subsequent Events

On November 16, 2007, the Company acquired, through Advanced Tactical Fabrication, Inc. (ATF), a majority owned subsidiary, substantially all of the assets of Head Lites Corporation (HLC), a Minnesota corporation which manufactures high visibility safety products. ATF, which is 90% owned by the Company and 10% HLC, will be based in South St. Paul, MN and have production facilities in Pinebluff, North Carolina and Tijuana, Mexico. The purpose of the acquisition was to diversify the company’s product mix, diversify our customer base, and to better use our manufacturing expertise and capacity in the Mexico production facility.

ATF paid $648,400 in cash for the acquisition in addition to the assumption of certain liabilities. In connection with the transaction, ATF entered into a five-year consulting agreement with HLC, whereby ATF will be required to make monthly payments to HLC totaling $50,000 in the first year and $42,000 each year thereafter. ATF also agreed to make monthly non-compete payments to the majority shareholder of HLC for a period of five years, with payments during the first year totaling approximately $36,000 and payments in each year thereafter totaling $24,000. In addition, ATF will make five annual gross margin payments to HLC in amounts equal to 8% of ATF’s gross margin during each applicable fiscal year (subject to increase under certain circumstances). ATF’s operations are not included in the consolidated financial statements since the date of acquisition was after September 30, 2007.

The following table presents the acquisition cost of the assets acquired and liabilities assumed, on an unaudited basis, based on the preliminary estimated values at the time of acquisition:

Cash	$1800
Accounts receivables	151,800
Inventories	430,300
Other current assets	29,900
Property, plant and equipment	73,900
Patents and trademarks	44,100
Trade accounts payable assumed	(190,000)

Net assets acquired	541,800

The table below reflects our unaudited pro forma combined results of operations as if the acquisition had taken place as of October 1, 2006:

Net Sales	$11,860,000

Net (Loss)	$(2,066,000)

Basic (loss) per common share	$(.20)

Diluted (loss) per common share	$(.20)

The pro forma unaudited results do not purport to be indicative of the results which would have been obtained had the acquisition have completed as of the beginning of the earliest period presented. Furthermore, the purchase price allocation is preliminary and subject to change. Once the final purchase price allocation is determined, the unaudited pro forma combined results of operations presented above may change.

In conjunction with ATF purchasing Head Lites Corporation (see Note 13), the Company agreed to loan up to $450,000 to ATF in consideration of certain secured promissory notes to be issued by ATF. The notes have a three year term and bear interest at a rate equal to the prime rate plus 1%. The notes require quarterly payments which will be interest only for the first payment on January 1, 2008, and principal and accrued interest commencing April 1, 2008, with the final payment scheduled for July 1, 2010.

On November 20, 2007, the Company entered into a lease with the City of South St. Paul for leasing of approximately 20,800 square feet of space on an airport to be used for office and production . The start date of the lease is estimated to be August 15, 2008 and will expire on September 1, 2029. On July 23, 2007, the Company made a deposit of $16,070 and on October 19, 2007 made an additional $195,930 deposit for a total of $212,000 pursuant to the terms of the lease.

On October 15, 2007, the Company established a parachute manufacturing facility in Pinebluff, North Carolina with the specific purpose of meeting the ‘Berry Amendment’ requirement for United States content (related to defense related products). The term of the lease is from November 1, 2007 to October 30, 2010 and requires annual rent of $45,000 per year.

The Company’s line of credit-bank, Note 7, has a balance of $820,000 outstanding as of February 20, 2008.

EXHIBIT INDEX

Exhibit No.	Description

21.1	List of Subsidiaries

23.1	Consent of Virchow, Krause & Company, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications