Form 10QSB
period 2007-12-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2008-07-03
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from  _____ to _____
Commission File Number 0-15318
BALLISTIC RECOVERY SYSTEMS, INC.
(Exact name of issuer as specified in its charter)

Minnesota	41-1372079

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Airport Road, South St. Paul, Minnesota	55075-3541

(Address of Principal Executive Offices)	(Zip Code)
(651) 457-7491
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, there were 11,330,542 outstanding shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

Note Regarding Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in the Quarterly Report. This Quarterly Report contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “may,” “could,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan,” “predict,” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, risks are described under the section entitled “Risk Factors” in our Annual Report on Form 10-KSB filed on March 7, 2008.
Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I Financial Information —
Item 1. Consolidated Financial Statements
BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	September 30, 2007
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,514	$914,523
Accounts receivable — net of allowance for doubtful accounts of $65,000 and $65,000, respectively	1,569,324	1,317,113
Inventories	2,609,044	1,788,266
Deferred tax asset — current portion	85,000	85,000
Note receivable	89,169	56,826
Prepaid expenses	600,592	286,130

Total current assets	5,037,643	4,447,858

Furniture, fixtures and leasehold improvements	1,704,269	1,308,235
Less accumulated depreciation and amortization	(693,072)	(662,032)

Furniture, fixtures and leasehold improvements — net	1,011,197	646,203

Other assets:
Patents, net of accumulated amortization of $12,213 and $11,814, respectively	53,428	600
Goodwill	156,271	—
Deferred tax asset — net of current portion	1,447,673	1,416,000
Long-term prepaid expenses	—	33,842
Covenant not to compete, net of accumulated amortization of $593,562 and $588,041, respectively	143,695	16,970

Total other assets	1,801,067	1,467,412

Total assets	$7,849,907	$6,561,473

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2007	September 30, 2007

Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit — bank	$820,000	$—
Accounts payable	812,892	776,251
Customer deposits	407,828	104,410
Accrued payroll	143,741	75,939
Other accrued liabilities	95,473	294,726

Total current liabilities	2,279,934	1,251,326

Long-term debt, less current portion	426,770	—

Total Liabilities	2,720,019	1,251,326

Minority Interest	672	—

Shareholders’ equity:
Common stock ($.01 par value, 11,312,942 and 11,304,767 shares, respectively, issued and outstanding)	113,129	113,048
Additional paid-in capital	10,275,601	10,262,357
Accumulated deficit	(5,248,199)	(5,065,258)

Total shareholders’ equity	5,313,203	5,310,147

Total liabilities and shareholders’ equity	$7,849,907	$6,561,473

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months ended December 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Sales	$2,297,140	$2,111,263
Cost of sales	1,660,401	1,389,261

Gross profit	636,739	722,002

Selling, general and administrative	633,972	618,220
Engineering	221,114	41,564
Intangible amortization	5,870	11,612

Income (loss) from operations	224,217	50,605

Other income (expense):	39,147	1,783

Income (loss) before income taxes	(185,070)	29,292

Income tax (benefit) expense	(4,801)	10,700

Net income (loss)	$(180,269)	$18,592

Basic earnings (loss) per share	$(.02)	$0.00

Weighted average number of shares outstanding — basic	11,312,942	9,167,570

Diluted earnings (loss) per share	$(.02)	$0.00

Weighted average number of shares outstanding — diluted	11,312,942	9,181,102

Dividends per share	$0.00	$0.00

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended December 31, 2007 and 2006

	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activity:
Net income (loss)	$(180,269)	$18,592
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	(31,673)	10,700
Depreciation and amortization	34,695	35,383
Amortization of covenant not to compete	2,311	11,612
(Increase) decrease in:
Accounts receivable	(110,847)	107,463
Accounts receivable: Other	1,499	—
Inventories	(315,242)	(411,098)
Prepaid expenses	(314,462)	(75,704)
Long-term prepaid expenses	—	3,419
Increase (decrease) in:
Accounts payable	6,154	(83,118)
Customer deposits	303,418	22,934
Accrued expenses	(277,647)	(136,801)
Net cash used in operating activities	(882,063)	(496,618)

Cash flows from investing activities:
Capital expenditures	(148,202)	(14,542)
Investment in ATF	(667,899)	—
Other Investments	(32,498)	—
Net cash used in investing activities	(848,599)	(14,542)

Cash flows from financing activities:
Net proceeds from issuance of common stock	10	2,278,270
Net payments from borrowings under line of credit — bank	820,000	(302,265)
Net proceeds from equipment financing	80,643	—
Principal payments on long-term debt	—	(734,091)
Principal payments on covenant not to compete	—	(7,069)

Net cash from financing activities	900,653	1,234,845

Increase (decrease) in cash and cash equivalents	(830,009)	723,685
Cash and cash equivalents — beginning of period	914,523	53,722

Cash and cash equivalents — end of period	$84,514	$777,407

Cash paid for (received from) taxes	$43,792	$—
Cash paid for interest	$—	$27,715
Summary of non-cash activity:
Conversion of bonus accrual into common stock	$—	$55,300
See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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
Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007, previously filed with the Securities and Exchange Commission.
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
On November 16, 2007, we acquired through our majority owned subsidiary, Advanced Tactical Fabrication Inc., or ATF, substantially all of the assets of Head Lites Corporation, or HLC, a Minnesota corporation which manufactures high visibility personal safety products. ATF, which is 90% owned by us and 10% by HLC, is based in South St. Paul and has production facilities in Pinebluff, North Carolina and Tijuana, Mexico (Tijuana). The consolidated financial statements include the ATF subsidiary.
ATF paid $648,400 in cash for the acquisition, in addition to the assumption of certain liabilities. In connection with the transaction, ATF entered into a five-year consulting agreement with HLC, whereby ATF will be required to make monthly payments to HLC totaling $50,000 in the first year and $42,000 each year thereafter. ATF also agreed to make monthly non-compete payments to the majority shareholder of HLC for a period of five years, with payments during the first year totaling approximately $36,000 and payments in each year thereafter totaling $24,000. Further, ATF will make five annual gross margin payments to HLC in amounts equal to 2.5% of ATF’s gross margin during each applicable fiscal year (subject to certain conditions).
We also agreed to loan up to $450,000 to ATF in consideration of certain secured promissory notes to be issued by ATF in our favor. The notes will have a three-year term and bear interest at a rate equal to the prime rate plus 1%. The notes require quarterly payments which were interest only for the first payment on January 1, 2008, and principal and accrued interest commencing April 1, 2008, with the final payment scheduled for July 1, 2010.

On October 15, 2007 we established a parachute manufacturing facility in Pinebluff, North Carolina with the specific purpose of meeting “Berry Amendment” requirements for US content (related to defense related products).
All significant intercompany transactions and balances have been eliminated in consolidation.
B. Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company in fiscal 2008. The Company adopted FIN 48 on October 1, 2007. See Note J for impact on the Company’s consolidated financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements. SFAS No. 157 is effective for the Company in fiscal 2009. FASB Staff Position No. FAS 157-2 provides a deferral of SFAS No. 157 provisions for non-financial assets and liabilities until fiscal 2010. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.
 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“Statement 160”). Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, Statement 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, Statement 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning with the quarter ended December 31, 2008. Earlier adoption is prohibited.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” will be valued at fair value at the acquisition date);
•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year ended September 30, 2009. Earlier adoption is prohibited.
C. Customer Concentration
The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 75.3% of the Company’s total sales for the three months ended December 31, 2007, as compared to 76.1% for the same prior year period. This customer also accounted for 43.6%, $685,000, and 63%, $821,000, of accounts receivable at December 31, 2007 and 2006, respectively. The Company supplies parachute systems to Cirrus Design from the Company’s general aviation product line.
In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, alternative dealers or distributors can be established.
D. Intangibles
Patents are recorded at cost and are being amortized on a straight-line method over 17 years. The covenants not to compete are recorded at cost and are being amortized using the straight-line method over the terms of the agreement which range from two to fifteen years.
Components of intangible assets are as follows:

	December 31, 2007		September 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Patents	$65,640	$12,213	$12,414	$11,814
Covenants not to compete	$737,305	$593,562	$605,011	$588,041

Amortization expense of intangible assets was $5,920 and $18,641 for the three months ended December 31, 2007 and 2006, respectively. Amortization expense is estimated to approximate $34,664, $37,589, $29,473 and $29,473 for the years ending September 30, 2008, 2009, 2010, and 2011, respectively.
E. Covenants Not to Compete
On October 26, 1995 the Company entered into an agreement with the president and majority shareholder of Second Chantz Aerial Survival Equipment, Inc. (SCI), whereby SCI ceased all business activities, and SCI’s president and majority shareholder entered into a ten-year covenant not to compete with the Company.  The payments required under this agreement contained a non-interest-bearing portion and a portion that bears interest at a rate below the Company’s incremental borrowing rate.  Under generally accepted accounting principles the future payments were discounted at the Company’s incremental borrowing rate. The 4% ten-year note called for monthly payments of $4,036 through October 2005. This note has been paid in full.
On August 16, 2004, the Company extended the non-compete period by five additional years in exchange for the exercise of stock options held by SCI’s president under a stock subscription agreement backed by a promissory note. The note has a principal sum of $12,500 together with aggregate interest on the unpaid principal balance of $2,500. Payments under the note begin July 1, 2005 and continued monthly with a final maturity date of October 1, 2005. The present value of the Company’s obligation under this agreement was recorded as an intangible asset, is being amortized over a total of fifteen years as shown in the accompanying financial statements.
On November 16, 2007, the Company entered into a non-compete agreement with one of the previous owners of Head Lites Corporation (HLC) as part of the Advanced Tactical Fabrication Inc. (ATF) purchase of HLC.  The five year agreement was recorded at the present value of the Company’s obligation under this agreement, was recorded as an intangible asset, and is being amortized over a total of five-years as shown in the accompanying financial statements.
F. Other Financial Information
Inventories
The components of inventory consist of the following at December 31, 2007 and September 30, 2007:

	12/31/2007	09/30/2007
Raw materials	$1,498,572	$1,179,076
Work in process	587,993	598,486
Finished goods	522,479	10,704

Total inventories	$2,609,044	$1,788,266

Furniture, Fixtures and Leasehold Improvements
Furniture, fixtures and leasehold improvements consisted of the following categories at December 31, 2007 and September 30, 2007:

	12/31/2007	09/30/2007
Office furniture and equipment	$388,995	$411,823
Manufacturing equipment	1,032,091	613,229
Airplane	283,183	283,183

Total furniture, fixtures and leasehold improvements	$1,704,269	$1,308,235

Depreciation Expense
Depreciation expense totaled $31,285 and $35,285 for the three months ended December 31, 2007 and 2006, respectively.
Other Accrued Liabilities
Other accrued liabilities consisted of the following categories at December 31, 2007 and September 30, 2007:

	12/31/2007	09/30/2007
Bonus and profit sharing plan accrual	$69,892	$147,413
Other miscellaneous accruals	25,581	147,313

Total other accrued liabilities	$95,473	$294,726

Related Parties — Consulting Agreements with Directors
Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development.  Pursuant to this agreement, the initial term of which was six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum.  On March 16, 2006 the Company extended this agreement for 24 additional months, through May 2008.  On April 25, 2008, the Company further extended the term of the agreement for an additional 12 months. Consulting expenses for Mr. Popov were $11,990 for the first quarter of fiscal year 2008 and $27,333 for the year ended September 30, 2007.
G. Geographical Information
The Company has operations in South St. Paul, Minnesota, Pinebluff, North Carolina and Mexico. Information about the Company’s operations by geographical location are as follows for the quarter ended December 31, 2007 and the year ended September 30, 2007:

	United States	Mexico	Consolidated
As of December 31, 2007:
Total assets	$7,637,794	$382,128	$8,019,907
Long-lived assets	$1,434,427	$269,842	$1,704,269
Inventories	$2,269,745	$339,299	$2,609,044

	United States	Mexico	Consolidated
As of September 30, 2007:
Total assets	$5,743,770	$817,703	$6,561,473
Long-lived assets	$973,320	$334,915	$1,308,235
Inventories	$1,305,478	$482,788	$1,788,266
H. Line-of-Credit Borrowings
In August 2007, the Company entered into a new line-of-credit with a bank for up to $820,000 subject to a borrowing base requirement. The line calls for a variable interest rate (based on the prime lending rate), which was 7.75% at September 30, 2007. The line is collateralized by all of the Company’s assets and expires on April 30, 2008. The Company’s line-of-credit has a balance of $820,000 on December 31, 2007 and $786,230 on July 2, 2008. Pursuant to the loan agreement, the Company is past due and therefore the line-of-credit is callable.
The Company is in negotiation with a lender to establish two new credit facilities which would take the place of the existing line of credit. The first credit facility would be a five-year term loan for $820,000. The second facility would be a line of credit for $500,000.
I. Commitments and Contingencies
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
J. Dividend Payment
The Board of Directors examines the liquidity and capital requirements of the Company at each board meeting. If in the judgment of the Board of Directors, they may declare a special dividend. No dividend was declared or paid in the three months ended December 31, 2007.

K. Acquisition
As noted above the Company acquired through its majority owned subsidiary, Advanced Tactical Fabrication Inc., or ATF, substantially all of the assets of Head Lites Corporation, or HLC, a Minnesota corporation which manufactures high visibility personal safety products. The Company made this acquisition to diversify its product offerings. According to the purchase agreement the Company has the right to offset the purchase price for unsaleable inventory, uncollectible accounts receivable, and if trade payable were underrepresented in the agreement. If the right to offset is invoked, the purchase accounting for transaction will be adjusted. The following unaudited pro forma consolidated condensed financial results of operations for the fiscal year 2007, and the three months ending December 31, 2007 are presented as if the acquisitions had been completed at the beginning of each period presented.

		Three Months
	Year ended	Ended
	September 30, 2007	December 31, 2007
Pro forma revenues	$11,860,000	$2,537,114
Pro forma net (loss)	(2,0666,000)	(46,461)
Pro forma basic earnings per share	(.20)	.00
Pro forma diluted earnings per shares	$(.20)	$.00

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion and analysis should be read in conjunction with our selected consolidated financial data and our consolidated financial statements and notes appearing elsewhere in this report.
Results of Operations:
Sales
The Company’s sales increased $185,877, or 8.8%, from $2,111,263 for the three months ended December 31, 2006 to $2,297,140 for the three months ended December 31, 2007. Sales for Advanced Tactical Fabrication, which was acquired November 16, 2007 contributed $146,719.
Sales from the Company’s general aviation products, which consist primarily of sales to Cirrus, increased $26,915, or 1.6% from $1,700,287 for the three months ended December 31, 2006 to $1,727,202 for the three months ended December 31, 2007. Sales from the Company’s general aviation products accounted for 78.6% of total revenue for the first three months of fiscal year 2008 compared to 80.5% of total sales for the first three months of fiscal year 2007. Sales from the Company’s recreational and LSA products increased $53,326, or 14.2%, from $374,560 for the three months ended December 31, 2006 to $427,886 for the three months ended December 31, 2007. LSA and recreational sales accounted for 19.5% of the Company’s revenues for first quarter of fiscal year 2008 versus 17.7% of the Company’s revenues for the first quarter of the prior fiscal year. Sport unit sales were off slightly with 115 units sold in the first three months of fiscal 2008 versus 122 for the same period in fiscal 2007. There were 4 Cessna unit sales in the first three months of fiscal 2008 versus 0 for the same period in fiscal 2007. Other revenue, which consists of repairs, repacks, and shipping and packing charges, increased by $5,646, or 15.5%, from $36,416 for the three months ended December 31, 2006 to $42,062 for the three months ended December 31, 2007.
Sales of the Company’s general aviation products consist largely of sales to Cirrus where the Company’s products are standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft. The Company delivered 184 and 168 units to Cirrus in first quarters of fiscal years 2008 and 2007, respectively. The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems. The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months. The Company is forecasting flat growth in 2008 in its general aviation revenues. No assurance can be given that general aviation revenues will remain as anticipated. Until the Company becomes diversified in general aviation, future production volumes for the Company’s parachute systems will be dictated by ultimate market demands for Cirrus’ products. Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues in fiscal year 2008. Any negative impact on Cirrus’ sales would have a significant negative impact on the Company’s revenues.

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
On October 8, 2007, the Company announced an agreement with Cessna Aircraft Company, a Textron Inc. (NYSE: TXT) company, for the Cessna service stations across the world to begin offering BRS whole-airframe parachute system installations and service for the 172 Skyhawk and 182 Skylane model aircraft. The Company also announced they will begin developing an STC for the parachutes to be installed on the Cessna 206.
We continue to explore opportunities to have our products be standard certified equipment or a factory installed option with several other general aviation manufacturers.
The Company has commenced the establishment of a parachute repack center. Cirrus will be notifying its owners on a systematic basis of the need to have the parachute system repacked. The Company anticipates that it will be the exclusive provider of repacking services on Cirrus aircraft.
Gross Operating Margin
Gross operating margin as a percentage of revenues was 27.7% for the first quarter of fiscal year 2008 compared to 34.2% for the comparative quarter of fiscal year 2007. The Company’s objective is to maintain or improve overall gross margins in the future.
Selling, General and Administrative
Selling, general and administrative costs as a percentage of sales were 27.6% ($647,136) for the first quarter of fiscal year 2008 as compared to 29.3% ($618,220) for the first quarter of fiscal year 2007. This was inclusive of $40,747 (1.7%) of general and administrative start-up costs for our North Carolina production facility. The Company also had one additional unscheduled Board of Directors meeting during the first quarter of 2008 resulting in an additional $54,900 in expenses over the same period in fiscal 2007. Accounting and audit fees were reduced by $49,600 during the first quarter of fiscal 2008 compared to the same period in fiscal 2007 as a result of the replacement of the Chief Financial Officer and subsequent delay in conducting the audit associated with the close of fiscal 2007. Audit fees will increase significantly in the second quarter of 2008 as a significant portion of the delayed audit will occur in such quarter. Litigation and legal fees reduced $29,600 during the first quarter of fiscal 2008 compared to the same period in fiscal 2007 due to diminishing lawsuits and litigation fees. Legal fees will increase significantly in the second quarter of 2008 due to the delays associated with SEC filings.
Engineering
Engineering costs were 9.6% and 1.9% of sales for the first quarter of fiscal years 2008 and 2007, respectively. Increases in engineering expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications, primarily the new increased capacity 3000 series system and the 5000 series system aimed at the single engine jet market. Drop testing expenses increased $30,000 in the first quarter of fiscal 2008 compared to the same period in fiscal 2007 due to finalizing the development programs for the 5000 series and 3000 series systems. Payroll expenses for engineering were reduced by $20,000 in the first three months of fiscal 2008 compared to the same period in fiscal 2007 due to the resignation of a senior engineer, offset slightly by the expense of recruiting and hiring a replacement.

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
Net Income (Loss) and Earnings (Loss) per Share
Income (loss) before income taxes as a percentage of revenues was (7.8)% and 1.3% for the first three months of fiscal years 2008 and 2007, respectively. On a fully diluted basis, after-tax net (loss) of $(180,269) for the first three months of fiscal year 2008 was $(.02) per share, as compared to net income of $18,592, which was $0.002 per share, on a fully diluted basis per share for the same period in 2007.
Liquidity and Capital Resources:
We incurred a significant loss before income tax benefit of approximately $1.8 million for the year ended September 30, 2007. In addition, we acquired substantially all of the assets of Head Lites Corporation on November 16, 2007 for $648,000 in cash, made a deposit of approximately $196,000 on October 19, 2007 related to our new lease in Minnesota (see Note 13 to our financial statements found in the Annual Report) and continued to incur excessive production variances from our Mexico plant through December 2007. As of March 3, 2008, we had borrowed the maximum of $820,000 on our line of credit (see Note 13 to our financial statements found in the Annual Report). Management anticipates the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, operating lease obligations and cash necessary to support operations:
•	Reduction of operating expenses by reductions in personnel made principally at our Mexico plant since year-end
•	Renew our line of credit – bank agreement which expires on April 30, 2008 (Note H).
•	If necessary, reduce research and development expenses
•	Other alternatives as deemed necessary
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
Effective October 2007, we have secured our own product liability insurance for all products world-wide, which includes fielded products. However, a significant judgment against us in our existing litigation could nonetheless have a material impact. The result of obtaining our own policy has lowered our insurance expense by $45,600 during the period as the Company eliminated the discount to Cirrus for liability coverage. We incurred approximately $14,905 in legal fees during the first three months of fiscal year 2007 and $48,894 in legal fees for the first three months of fiscal year 2007 attributable to all legal support matters and the defense of our pending lawsuits.
In addition to the requirements under the Sarbanes-Oxley Act, we will require increased expenditures as we implement expanded compliance infrastructure and oversight.
Off-Balance Sheet Arrangements
During the quarter ended December 31, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.
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

Recently Issued Accounting Pronouncements
On July 13, 2006, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company in fiscal 2008. The Company adopted FIN 48 on October 1, 2007. See Note J for impact on the Company’s consolidated financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements. SFAS No. 157 is effective for the Company in fiscal 2009. FASB Staff Position No. FAS 157-2 provides a deferral of SFAS No. 157 provisions for non-financial assets and liabilities until fiscal 2010. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for the Company in fiscal 2009. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.
On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“Statement 160”). Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, Statement 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, Statement 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning with the quarter ended December 31, 2008. Earlier adoption is prohibited.
On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations” (“FAS 141(R)”). FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” will be valued at fair value at the acquisition date);
•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;
•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the fiscal year ended September 30, 2009. Earlier adoption is prohibited.
ITEM 3. CONTROLS AND PROCEDURES
As of December 31, 2007, the Company carried out an evaluation, with the participation of our Chief Executive Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer at the time concluded that our disclosure controls and procedures continue to contain the material weakness noted in our 10k filed March 6, 2008. The material weakness relates to costing of inventory and related monitoring of inventory controls related to the Mexico operation.
We determined that we had made progress in addressing the aforementioned material weakness at September 30, 2007 by:
•	Contracted with a supplier to replace our ERP system with one which is more robust and contains strong inventory control capabilities.
•	Enhanced record retention strengthening documentation of accounting activity.
•	Continued development of accounting staff.
•	Began documentation of the overall control environment.
We will continue these efforts with a goal removing the material weakness.
Part II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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

10.1
Asset Purchase Agreement between Advanced Tactical Fabrication, Inc. Head Lites Corporation and shareholders of Head Lites Corporation dated November 16, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2007).

10.2
Master Agreement between the Company, Advanced Tactical Fabrication, Inc., Head Lites Corporation and Gary Lesley dated November 16, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 03, 2008	By:	/s/ Larry E. Williams
Larry E. Williams
Principal Executive Officer and Acting Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1
Asset Purchase Agreement between Advanced Tactical Fabrication, Inc. Head Lites Corporation and shareholders of Head Lites Corporation dated November 16, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2007).

10.2
Master Agreement between the Company, Advanced Tactical Fabrication, Inc., Head Lites Corporation and Gary Lesley dated November 16, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

32.1	Section 1350 Certification of Principal Executive Officer.