Form 10QSB
period 2008-03-31
BALLISTIC RECOVERY SYSTEMS INC
filed 2008-07-03
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____
Commission File Number 0-15318
BALLISTIC RECOVERY SYSTEMS, INC.
(Exact name of issuer as specified in its charter)

Minnesota	41-1372079

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Airport Road, South St. Paul, Minnesota	55075-3541

(Address of Principal Executive Offices)	(Zip Code)
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

Part I Financial Information — Item 1. Consolidated Financial Statements
BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$123,213	$914,523
Accounts receivable — net of allowance for doubtful accounts of $65,000 and $65,000, respectively	839,198	1,317,113
Inventories	3,286,470	1,788,266
Deferred tax asset — current portion	85,000	85,000
Note receivable	130,958	56,826
Prepaid expenses	782,658	286,130

Total current assets	5,247,497	4,447,858

Furniture, fixtures and leasehold improvements	1,740,295	1,308,235
Less accumulated depreciation and amortization	(724,280)	(662,032)

Furniture, fixtures and leasehold improvements — net	1,016,015	646,203

Other assets:
Patents, net of accumulated amortization of $12,966 and $11,814, respectively	55,290	600
Goodwill	173,772	—
Deferred tax asset — net of current portion	1,649,824	1,416,000
Long-term prepaid expenses	—	33,842
Covenant not to compete, net of accumulated amortization of $602,390 and $588,041, respectively	134,906	16,970

Total other assets	2,013,792	1,467,412

Total assets	$8,277,304	$6,561,473

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Liabilities And Shareholders’ Equity
Current liabilities:
Line of credit — bank	$815,000	$—
Accounts payable	1,795,922	776,251
Customer deposits	89,673	104,410
Accrued payroll	90,124	75,939
Other accrued liabilities	170,381	294,726

Total current liabilities	2,961,100	1,251,326

Long-term debt, less current portion	399,233	—

Total Liabilities	3,360,333	1,251,326

Minority Interest	7,554	—

Shareholders’ equity:
Common stock ($.01 par value; 11,330,942 and 11,304,767 shares, respectively, issued and outstanding)	113,309	113,048
Additional paid-in capital	10,294,321	10,262,357
Accumulated deficit	(5,498,213)	(5,065,258)

Total shareholders’ equity	4,916,971	5,310,147

Total liabilities and shareholders’ equity	$8,277,304	$6,561,473

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months ended March 31, 2008 and 2007
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Sales	$2,617,959	$2,182,872	$4,915,099	$4,294,135
Cost of sales	1,865,309	1,772,726	3,525,710	3,161,987

Gross profit	752,651	410,146	1,389,389	1,548,556

Selling, general and administrative	1,016,316	617,921	1,650,288	1,236,141
Engineering	154,591	190,452	375,705	232,016

Intangible amortization	9,526	2,213	15,395	13,826

Income (loss) from operations	(427,782)	(400,440)	(651,999)	(349,835)

Other income (expense):
Interest expense	(7,767)	(6,497)	(8,743)	(29,593)

Other income (expense)	(218)	4,588	39,904	6,371

Income (loss) before income taxes	(435,768)	(402,349)	(620,837)	(373,057)

Income tax expense (benefit)	(220,070)	(42,745)	(224,871)	(32,045)

Net income (loss)	$(215,698)	$(359,604)	$(395,967)	$(341,012)

Basic earnings (loss) per share	$(0.02)	$(0.04)	$(0.03)	$(0.01)

Weighted average number of shares outstanding — basic	11,339,502	7,698,695	11,325,352	7,691,992

Diluted earnings (loss) per share	$(0.02)	$0.00	$(0.03)	$0.00

Weighted average number of shares outstanding — diluted	11,339,502	7,698,695	11,325,352	7,691,992

Dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended March 31, 2008 and 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activity:
Net income (loss)	$(395,967)	$(53,362)
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	(233,824)	10,700
Depreciation and amortization	73,216	35,383
Amortization of covenant not to compete	4,621	11,612
(Increase) decrease in:
Accounts receivable	584,055	163,812
Accounts receivable: Other	(44,937)
Inventories	(992,668)	(411,098)
Prepaid expenses	(496,529)	(75,704)
Long-term prepaid expenses	—	3,419
Increase (decrease) in:
Accounts payable	1,007,449	(83,118)
Customer deposits	(14,737)	22,934
Accrued expenses	(206,584)	(136,801)

Net cash from operating activities	(715,905)	(496,618)

Cash flows used in investing activities:
Capital expenditures	(186,925)	(14,542)

Strategic investments	(709,377)
Other Investments	(82,358)

Net cash from investing activities	(130,061)	(14,542)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,790	2,278,270
Net proceeds from borrowings under line of credit — bank	815,000	(302,265)
Net proceeds from equipment financing	85,466
Principal payments on long-term debt	—	(734,091)
Principal payments on covenant not to compete	—	(7,069)

Net cash from financing activities	903,256	1,234,845

Increase (decrease) in cash and cash equivalents	(791,310)	723,685
Cash and cash equivalents — beginning of period	914,523	53,722

Cash and cash equivalents — end of period	$123,213	$777,407

Cash paid for (received from) taxes	$—	$—
Cash paid for interest	$15,571	$27,715
Cash Paid in business combination
Summary of non-cash activity:
Conversion of bonus accrual into common stock	$—	$55,300
Covenant not to compete payable applied to note receivable from shareholder	$—	$—
See notes to consolidated financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
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
Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007, previously filed with the Securities and Exchange Commission.
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
On November 16, 2007, we acquired through our majority owned subsidiary, Advanced Tactical Fabrication Inc., or ATF, substantially all of the assets of Head Lites Corporation, or HLC, a Minnesota corporation which manufactures high visibility personal safety products. ATF, which is 90% owned by us and 10% by HLC, is based in South St. Paul and has production facilities in Pinebluff, North Carolina and Tijuana, Mexico (Tijuana). The consolidated financial statements include ATF and HLC.
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
C. Customer Concentration
The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 75.3% and 74.5% of the Company’s total sales for the three and six months ended March 31, 2008, as compared to 74.4% and 77.4% for the same prior year periods in fiscal 2007. This customer also accounted for 36.8% (or $309,000) and 63% (or $821,000) of accounts receivable at March 31, 2008 and September 30, 2007, respectively. The Company supplies parachute systems to Cirrus Design from the Company’s general aviation product line.
In its recreational aviation product line, the Company primarily distributes its products through dealers and distributors who in turn sell the products to the end consumer. The Company believes that in the event that any individual dealers or distributors cease to represent the Company’s products, alternative dealers or distributors can be established.
D. Intangibles
Patents are recorded at cost and are being amortized on a straight-line method over 17 years. The covenants not to compete are recorded at cost and are being amortized using the straight-line method over the terms of the agreement which range from two-fifteen years.

Components of intangible assets are as follows:

	March 31, 2008		September 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Patents	$64,195	$12,966	$12,414	$11,814
Covenants not to compete	$737,305	$593,562	$605,011	$588,041
Amortization expense of intangible assets was $9,582 and $15,501 for the three and six months ended March 31, 2008, compared to $11,709 and $14,020 for the three and six months ended March 31, 2007. Amortization expense is estimated to approximate $34,664, $37,589, $29,473 and $29,473 for the years ending September 30, 2008, 2009, 2010, and 2011, respectively.
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
On November 16, 2007, the Company entered into a non-compete agreement with one of the previous owners of Head Lites Corporation (HLC) as part of the Advanced Tactical Fabrication Inc. (ATF) purchase of HLC. The five-year agreement was recorded at the present value of the Company’s obligation under this agreement, was recorded as an intangible asset, and is being amortized over a total of five years as shown in the accompanying financial statements.
F. Other Financial Information
Inventories
The components of inventory consist of the following at March 31, 2008 and September 30, 2007:

	3/31/2008	09/30/2007
Raw materials	1,855,301	$1,179,076
Work in process	896,126	598,486
Finished goods	535,043	10,704

Total inventories	3,286,470	$1,788,266

Furniture, Fixtures and Leasehold Improvements
Furniture, fixtures and leasehold improvements consisted of the following categories at March 31, 2008 and September 30, 2007:

	3/31/2008	09/30/2007
Office furniture and equipment	$392,962	$411,823
Manufacturing equipment	1,064,150	613,229
Airplane	283,183	283,183

Total furniture, fixtures and leasehold improvements	$1,740,295	$1,308,235

Depreciation Expense
Depreciation expense totaled $31,208 and $62,247 for the three and six months ended March 31, 2008, and $35,285 and $73,709 for the three and six months ended March 31, 2007, respectively.
Other Accrued Liabilities
Other accrued liabilities consisted of the following categories at March 31, 2008 and September 30, 2007:

	3/31/2008	09/30/2007
Bonus and profit sharing plan accrual	$124,742	$147,413
Other miscellaneous accruals	45,639	147,313

Total other accrued liabilities	$170,381	$294,726

Related Parties — Consulting Agreements with Directors
Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development. Pursuant to this agreement, the initial term of which was six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum. On March 16, 2006 the Company extended this agreement for 24 additional months, through May 2008. On April 25, 2008, the Company further extended the term of the agreement for an additional 12 months. Consulting expenses for Mr. Popov were $18,265 for the first and second quarters of fiscal year 2008 and $27,333 for the year ended September 30, 2007.
G. Geographical Information
The Company has operations in South St. Paul, Minnesota, Pinebluff, North Carolina and Mexico. Information about the Company’s operations by geographical location are as follows for the quarter ended March 31, 2008 and the year ended September 30, 2007:

	United States	Mexico	Consolidated
As of March 31, 2008:
Total Assets	$7,908,176	$369,128	$8,277,304
Long-lived assets	$2,663,271	$195,830	$2,859,101
Inventories	$2,947,261	$339,209	$3,286,470

	United States	Mexico	Consolidated
As of September 30, 2007:
Total Assets	$5,743,770	$817,703	$6,561,473
Long-lived assets	$973,320	$334,915	$1,308,235
Inventories	$1,305,478	$482,788	$1,788,266
H. Line-of-Credit Borrowings
In June 2007, the Company entered into a new line-of-credit with a bank for up to $820,000 subject to a borrowing base requirement. The line calls for a variable interest rate (based on the prime lending rate), which was 7.75% at September 30, 2007. The line is collateralized by all of the Company’s assets and expires on April 30, 2008. The Company’s line-of-credit has a balance of $815,000 on March 31, 2008 and $786,230 on July 2, 2008. Pursuant to the loan agreement, the Company is past due and therefore the line-of-credit is callable.
The Company is in negotiation with a lender to establish two new credit facilities which would take the place of the existing line of credit. The first credit facility would be a five year term loan for $820,000. The second facility contemplated would be a line of credit for $500,000.
I. Commitments and Contingencies
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
J. Dividend Payment
The Board of Directors examines the liquidity and capital requirements of the Company at each board meeting. If in the judgment of the Board of Directors, they may declare a special dividend. No dividend was declared or paid in the six months ended March 31, 2008.
K. Acquisition
As noted above the Company acquired through its majority owned subsidiary, Advanced Tactical Fabrication Inc., or ATF, substantially all of the assets of Head Lites Corporation, or HLC, a Minnesota corporation which manufactures high visibility personal safety products, The Company made this acquisition to diversify its product offerings, According to the purchase agreement the Company has the right to offset the purchase price for unsaleable, uncollectible accounts receivable, and if trade payable were underrepresented in the agreement. If the right to offset is invoked, the purchase accounting for transaction will be adjusted, The following unaudited pro forma consolidated condensed financial results of operations for the fiscal year 2007, and the six months ending March 31, 2008 are presented as if the acquisitions had been completed at the beginning of each period presented.

	Year ended	Six Months Ended
	September 30, 2007	March 31, 2008
Pro forma revenues	$11,860,000	$7,692,000
Pro forma net (loss)	(2,0666,000)	(46,000)
Pro forma basic earnings per share	(.20)	(.04)
Pro forma diluted earnings per shares	$(.20)	$(.04)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion and analysis should be read in conjunction with our selected consolidated financial data and our consolidated financial statements and notes appearing elsewhere in this report.
Results of Operations:
Sales
Total BRS aviation sales increased $84,517, or 3.9%, from $2,182,872 for the three months ended March 31, 2007 to $2,267,389 for the three months ended March 31, 2008. Additionally, sales for Advanced Tactical Fabrication, which was acquired November 16, 2007 contributed $350,571 in sales for the period bringing the total company sales to $2,617,959, or an 19.9% increase over the same period in fiscal year 07. On a year to date basis, total company sales increased $620,964, or 14.4%, from $4,294,135 for the six months ended March 31, 2007 to $4,915,099 for the six months ended March 31, 2008.
Sales from the Company’s general aviation products, which consist primarily of sales to Cirrus, increased $144,778, or 8.9% for the second quarter and increased $171,693, or 5.2% year to date. We are beginning to see increased sales of line cutter kits for the Cirrus aircraft which require replacement every five years. Sales from the Company’s general aviation products accounted for 78.6% and 77.9% of total revenue for the three and six months ended March 31, 2008, compared to 80.5% and 74.3% for the three and six months ended March 31, 2007. Sales from the Company’s recreational and LSA products decreased $57,660, or 11.2%, for the second quarter and decreased $4,334, or 0.5% year to date. LSA and recreational sales accounted for 19.9% of the Company’s revenues for first two quarters of fiscal year 2008 versus 20.7% of the Company’s revenues for the first two quarters of the prior fiscal year. Sport unit sales were off slightly with 158 units sold in the first three months of fiscal 2008 versus 167 for the same period in fiscal 2007. There were 9 Cessna unit sales in the first six months of fiscal 2008 versus 0 for the same period in fiscal 2007. Other revenue, which consists of repairs, repacks, and shipping and packing charges, increased by $3,044, or 3.8%, from $81,017 for the six months ended March 31, 2007 to $84,061 for the six months ended March 31, 2008.
Sales of the Company’s general aviation products consist largely of sales to Cirrus where the Company’s products are standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft. The Company delivered 337 and 324 units to Cirrus in first two quarters of fiscal years 2008 and 2007, respectively. The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems. The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months. The Company is forecasting flat growth in 2008 in its general aviation revenues. No assurance can be given that general aviation revenues will remain as anticipated. Until the Company becomes diversified in general aviation, future production volumes for the Company’s parachute systems, will be dictated by ultimate market demands for Cirrus’ products. Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues in fiscal year 2008. Any negative impact on Cirrus’ sales would have a significant negative impact on the Company’s revenues.
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
Gross Operating Margin
Gross operating margin as a percentage of revenues was 28.7% for the second quarter of fiscal year 2008 compared to 18.8% for the comparative quarter of fiscal year 2007. The Company continues to full absorb the operational cost for the Mexican facility and all expenses are booked as a cost of goods sold into inventory. We also had a significant increase from our primary Cirrus canopy vendor that negatively impacted the margin. Shipping expenses and production payroll increased during the quarter as a result of the increased business. We also leased new equipment for the start-up operation in North Carolina which will begin to produce sales in the third quarter of fiscal 2008. The Company’s objective is to maintain or improve overall gross margins in the future.
Selling, General and Administrative
Selling, general and administrative costs as a percentage of sales were 34.7% ($921,000) for the second quarter of fiscal year 2008 as compared to 28.3% ($618,000) for the first quarter of fiscal year 2007. This was inclusive of $42,900 (1.6%) of general and administrative start-up costs for our North Carolina production facility. The Company experienced excessive, one-time non-recurring charges in relation to historical performance associated with the replacement of the CFO and subsequent accounting issues and the late filings. Contributing to this one-time charge were: (1) contract labor and consulting, $86,900; (2) accounting and audit fees, $124,000; and (3) legal fees, $78,000. The Company did see reduced expenses in liability insurance, ($36,000), SEC filing fees ($19,000), board fees ($45,000) and litigation fees ($27,000).
Engineering
Engineering costs were 5.9% and 8.7% of sales for the second quarter of fiscal years 2008 and 2007, respectively. Increases in engineering expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications, primarily the new increased capacity 3000 series system and the 5000 series system aimed at the single engine jet market. Payroll expenses for engineering were reduced by $37,000 in the second quarter of fiscal 2008 compared to the same period in fiscal 2007 due to the resignation of a senior engineer, offset slightly by the expense of recruiting and hiring a replacement
The Company has undertaken research and development on potential new products and services including enhancements to current products. Such efforts may result in future offerings and model upgrades to existing products. The development efforts are funded through current operations and it is unclear what impact, if any, these will have on future sales or financial performance of the Company.

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
Net Income (Loss) and Earnings (Loss) per Share
Income (loss) before income taxes as a percentage of revenues was (8.2%) and (6.4%) for the second quarter of fiscal years 2008 and 2007, respectively. On a fully diluted basis, after-tax net (loss) of $(215,698) for the second quarter of fiscal year 2008 was $(0.02) per share, as compared to net (loss) of $(359,604), which was $(0.03) per share, on a fully diluted basis per share for the same period in 2007.
Liquidity and Capital Resources:
We incurred a significant loss before income tax benefit of approximately $1.8 million for the year ended September 30, 2007. In addition, we acquired substantially all of the assets of Head Lites Corporation on November 16, 2007 for $648,000 in cash, made a deposit of approximately $196,000 on October 19, 2007 related to our new lease in Minnesota (see Note 13 to our financial statements found in the Annual Report) and continued to incur excessive production variances from our Mexico plant through December 2007. As of March 3, 2008, we had borrowed the maximum of $820,000 on our line of credit (see Note 13 to our financial statements found in the Annual Report). Management anticipates the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, operating lease obligations and cash necessary to support operations:
•	Reduction of operating expenses by reductions in personnel made principally at our Mexico plant since year-end

•	Renew our line of credit — bank agreement (see Note H) which expires on April 30, 2008 and/or explore other financing alternatives including possible long-term debt financing

•	If necessary, reduce research and development expenses

•	Other alternatives as deemed necessary
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

Effective October 2007, we have secured our own product liability insurance for all products world-wide, which includes fielded products. However, a significant judgment against us in our existing litigation could nonetheless have a material impact. The result of obtaining our own policy has lowered our insurance expense by $36,000 during the period as the Company eliminated the discount to Cirrus for liability coverage. We incurred approximately $125,000 in legal and litigation fees during the first six months of fiscal year 2008 and $104,000 in legal and litigation fees for such six months of fiscal year 2007 attributable to all legal support matters and the defense of our pending lawsuits.
In addition to the requirements under the Sarbanes-Oxley Act, we will require increased expenditures as we implement expanded compliance infrastructure and oversight.
Off-Balance Sheet Arrangements
During the quarter ended March 31, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.
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
As of March 31, 2008, the Company carried out an evaluation, with the participation of our Chief Executive of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer at the time concluded that our disclosure controls and procedures continue to contain the material weakness noted in our 10k filed March 6, 2008. The material weakness relates to the casting of inventory and related monitoring controls related to the Mexico operation.
We determined that we had made progress in addressing the aforementioned material weakness at September 30, 2007 by:
•	Contract with a supplier to replace our ERP System with one which is more robust and contains strong inventory control capabilities.

•	Enhanced record retention strengthening documentation of accounting activity.

•	Continued development of accounting staff.

•	Began documentation of the overall control environment.
We will continue these efforts with the goal removing the material weakness.

Part II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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

Date: July 3, 2008	By:	/s/ Larry E. Williams
Larry E. Williams
Principal Executive Officer and Acting Chief Financial Officer

Exhibit Index

Exhibit Number	Description

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