Form 10QSB
period 2008-06-30
BALLISTIC RECOVERY SYSTEMS INC
filed 2008-08-14
CIK 801907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission File Number 0-15318
BALLISTIC RECOVERY SYSTEMS, INC.
(Exact name of issuer as specified in its charter)

Minnesota	41-1372079
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

300 Airport Road, South St. Paul, Minnesota	55075-3541

(Address of Principal Executive Offices)	(Zip Code)
(651) 457-7491
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2008, there were 11,330,542 outstanding shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Note Regarding Forward-Looking Statements
The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in the Quarterly Report. This Quarterly Report contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “may,” “could,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan,” “predict,” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, risks are described under the section entitled “Risk Factors” in our Annual Report on Form 10-KSB filed on March 7, 2008.
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

Part I Financial Information —
Item 1. Consolidated Financial Statements
BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$108,738	$914,523
Accounts receivable — net of allowance for doubtful accounts of $30,000 and $65,000, respectively	1,235,581	1,317,113
Inventories	2,463,235	1,788,266
Deferred tax asset — current portion	80,000	85,000
Note receivable	151,591	56,826
Prepaid expenses	860,077	286,130

Total current assets	4,899,222	4,447,858

Furniture, fixtures and leasehold improvements	1,752,295	1,308,235
Less accumulated depreciation and amortization	(755,772)	(662,032)

Furniture, fixtures and leasehold improvements — net	996,523	646,203

Other assets:
Patents, net of accumulated amortization of $13,720 and $11,814, respectively	50,476	600
Goodwill	173,772	—
Deferred tax asset — net of current portion	1,752,824	1,416,000
Long-term prepaid expenses		33,842
Covenants not to compete, net of accumulated amortization of $611,218 and $588,041, respectively	126,087	16,970

Total other assets	2,103,159	1,467,412

Total assets	$7,998,904	$6,561,473
See notes to consolidated condensed financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Liabilities
Current liabilities:
Line of credit — bank	$786,230	$—
Accounts payable	1,581,265	776,251
Customer deposits	159,552	104,410
Accrued payroll	42,304	75,939
Other accrued liabilities	330,301	294,726

Total current liabilities	2,899,653	1,251,326

Long-term debt, less current portion	381,219	—

Total Liabilities	3,280,872	1,251,326

Shareholders’ equity:

Common stock ($.01 par value; 11,330,942 and 11,304,767 shares, respectively, issued and outstanding)	113,309	113,048
Additional paid-in capital	10,263,937	10,262,357
Accumulated deficit	(5,659,214)	(5,065,258)

Total shareholders’ equity	4,718,032	5,310,147

Total liabilities and shareholders’ equity	$7,998,904	$6,561,473
See notes to consolidated condensed financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		Restated		Restated

Sales	$3,219,963	$2,606,081	$8,135,062	$6,900,215
Cost of sales	2,795,681	2,024,638	6,321,391	5,186,625

Gross profit	424,282	581,443	1,813,670	1,713,590

Selling, general and administrative	352,822	729,840	2,003,110	1,965,981
Research and development	194,810	170,455	570,515	402,470
Intangible amortization	16,592	2,213	31,987	16,039

Income (loss) from operations	(139,942)	(321,065)	(791,941)	(670,900)

Other income (expense):
Interest expense	(26,463)	(5,847)	(35,206)	(35,440)
Other income	(38,424)	11,710	1,480	18,081

Income (loss) before income taxes	(204,829)	(315,202)	(825,667)	(688,259)

Income tax expense (benefit)	(72,741)	(39,338)	(297,612)	(71,383)

Net income (loss)	$(132,088)	$(275,864)	$(528,055)	$(616,876)

Basic and diluted earnings (loss) per share	$(0.01)	$(0.03)	$(0.04)	$(0.06)
Weighted average number of shares outstanding — basic and diluted	11,330,542	10,247,262	11,319,774	9,848,535

Dividends per share	$0	$0	$0	$0

See notes to the consolidated condensed financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
For the Nine Months Ended June 30, 2008 and 2007
(Unaudited)

	Nine Months Ended,

	June 30,	June 30,
	2008	2007
		(Restated)

Cash flows from operating activity:
Net income (loss)	$(528,055)	$(616,876)
Adjustments to reconcile net income (loss) to net cash from operating activity:
Deferred income tax	(331,824)	(71,383)
Depreciation and amortization	109,522	113,366
Amortization of covenant not to compete	13,440	16,039
Common stock for services		13,875
(Increase) decrease in:
Accounts receivable	87,599	(619,803)
Accounts receivable: Other	(44,937)
Inventories	(169,433)	633,276
Prepaid expenses	(573,949)	(117,970)
Increase (decrease) in:
Accounts payable	804,367	(235,872)
Customer deposits	55,142	115,643
Accrued expenses	(94,484)	10,256

Net cash from operating activities	(672,612)	(759,449)

Cash flows used in investing activities:
Capital expenditures	(197,909)	(158,371)
Strategic investments	(709,377)	—
Other Investments	(82,358)	—

Net cash from investing activities	(989,644)	(158,371)

Cash flows from financing activities:
Net proceeds from issuance of common stock, and options and warrants	2,790	3,880,325
Net proceeds from borrowings under line of credit — bank	786,230	(302,265)
Net proceeds from equipment financing	85,466	—
Principal payments on long-term debt	(18,014)	(1,049,091)
Principal payments on covenant not to compete	—	(7,069)

Net cash from financing activities	856,472	2,521,900

Increase (decrease) in cash and cash equivalents	(805,785)	1,604,080
Cash and cash equivalents — beginning of period	914,523	53,722

Cash and cash equivalents — end of period	$108,738	$1,657,802

Cash paid for interest	16,086	40,938
Issuance of common stock for board of director fees for future periods included in prepaid expenses	—	41,625
Conversion of bonus accrued into common stock	—	55,300

See notes to the consolidated condensed financial statements.

BALLISTIC RECOVERY SYSTEMS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)
A. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. While these statements include amounts derived from the audited consolidated statements at September 30, 2008, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008. These consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007, previously filed with the Securities and Exchange Commission.
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
We also agreed to loan up to $450,000 to ATF in consideration of certain secured promissory notes to be issued by ATF in our favor. The notes will have a three-year term and bear interest at a rate equal to the prime rate plus 1%. The notes require quarterly payments which were interest only for the first payment on January 1, 2008, and principal and accrued interest commencing April 1, 2008, with the final payment scheduled for July 1, 2010. See note L for discussion of a subsequent agreement.
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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements. SFAS No. 157 is effective for the Company in fiscal 2009. FASB Staff Position No. FAS 157-2 provides a deferral of SFAS No. 157 provisions for non-financial assets and liabilities until fiscal 2010. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.
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
C. Customer Concentration
The Company had sales to one major customer, Cirrus Design Corporation (Cirrus), which represented 55.6% and 63.2% of the Company’s total sales for the three and nine months ended June 30, 2008, respectively. In the three and nine months ended June 30, 2007, Cirrus represented 71.2% and 75.1% of the Company’s total sales, respectively. Cirrus also accounted for 26% or $316,000 and 64% or $748,000 of accounts receivable at June 30, 2008 and 2007, respectively. The Company supplies parachute systems to Cirrus Design from the Company’s general aviation product line.
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

Components of intangible assets are as follows:

	June 30, 2008		September 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Patents	$64,195	$13,720	$12,414	$11,814
Covenants not to compete	$737,305	$611,218	$605,011	$588,041
Amortization expense of intangible assets was $9,582 and $2,213 for the three months ended June 30, 2008 and 2007, respectively. Amortization for the nine months ended June 30, 2008 and 2007 was $25,083 and $16,233, respectively. Estimated amortization expense is $34,664, $37,589, $29,473 and $29,473 for the years ending September 30, 2008, 2009, 2010, and 2011, respectively.
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
F. Other Financial Information
Inventories

The components of inventory consist of the following at June 30, 2008 and September 30, 2007:

	June 30,	September 30,
	2008	2007
Raw materials	$1,203,544	$1,179,076
Work in process	788,741	598,486
Finished goods	470,950	10,704

Total inventories	$2,463,235	$1,788,266

Furniture, Fixtures and Leasehold Improvements
Furniture, fixtures and leasehold improvements consisted of the following categories at June 30, 2008 and September 30, 2007:

	June 30,	September 30,
	2008	2007
Office furniture and equipment	$840,517	$411,823
Manufacturing equipment	628,595	613,229
Airplane	283,183	283,183

Total furniture, fixtures and leasehold improvements	$1,752,295	$1,308,235

Depreciation Expense
Depreciation expense totaled $31,285 and $39,365 for the three months ended June 30, 2008 and 2007, respectively. For the nine months ended June 30, 2008 and 2007 depreciation expense was 93,532 and 113,074 respectively.
Other Accrued Liabilities
Other accrued liabilities consisted of the following categories at June 30, 2008 and September 30, 2007:

	June 30,	September 30,
	2008	2007
Bonus and profit sharing plan accrual	$192,399	$147,413
Other miscellaneous accruals	137,902	147,313

Total other accrued liabilities	$330,301	$294,726

Related Parties — Consulting Agreements with Directors
Effective as of November 19, 2004, the Company entered into a Consulting Agreement with Mr. Boris Popov, a director of the Company, pursuant to which Mr. Popov would provide certain consulting services relating to the Company’s new product development. Pursuant to this agreement, the initial term of which was six months, Mr. Popov is required to provide a minimum of 64 hours of service per month for $3,200 per month and shall be paid an additional $50 per hour for each hour over the 64 hour minimum. On March 16, 2006 the Company extended this agreement for 24 additional months, and on April 25, 2008, the Company further extended the term of the agreement for an additional 12 months, through May 2009. Consulting expenses for Mr. Popov were $6,225 and $24,490 for the third quarter of fiscal year 2008, and the three quarters ended June 30, 2008, respectively. Mr. Popov received $27,333 for the year ended September 30, 2007.
G. Geographical Information
The Company has operations in South St. Paul, Minnesota, Pinebluff, North Carolina and Mexico. Information about the Company’s operations by geographical location are as follows for the quarter ended June 30, 2008 and the year ended September 30, 2007:

	United States	Mexico	Consolidated
As of June 30, 2008:
Total assets	$7,065,906	$932,998	$7,998,904
Long-lived assets	$1,412,996	$339,299	$1,752,295
Inventories	$2,227,183	$236,052	$2,463,235

	United States	Mexico	Consolidated
As of September 30, 2007:
Total assets	$5,743,770	$817,703	$6,561,473
Long-lived assets	$973,320	$334,915	$1,308,235
Inventories	$1,305,478	$482,788	$1,788,266
H. Line-of-Credit Borrowings
In August 2007, the Company entered into a new line-of-credit with a bank for up to $820,000 subject to a borrowing base requirement. The line calls for a variable interest rate (based on the prime lending rate), which was 7.75% at September 30, 2007. The line is collateralized by all of the Company’s assets and expires on April 30, 2008. The Company’s line-of-credit had a balance of $786,230 at June 30, 2008. Pursuant to the original loan agreement, the Company was past due and therefore the line-of-credit became callable. On August 1, 2008 the Company entered into a forbearance agreement, which provided for an extension of the maturity date to September 1, 2008 and that the bank would not take any legal action against the Company based on such default before September 1, 2008. Accordingly, the Company is in negotiation with lenders to establish new credit facilities to replace the line-of-credit additional working capital. See Subsequent Events under Paragraph L below for more information with respect to the forbearance agreement.

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
Marion County, Indiana Actions
The Company has been named as a defendant in actions arising from the crash of a Cirrus SR-22 in Marion County, Indiana on August 28, 2006. The actions are: a) the Marion County Superior Court, County of Marion, State of Indiana, captioned Janet P. Adams vs. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., Avidyne Corporation, and Poolsiri Edesess, Personal Representative of the Estate of Dr. Robert Edessess; b) the United States District Court for the Southern District of Indiana, captioned Jeremy Edessess vs. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Avidyne Corporation and c) the United States District Court for the Southern District of Indiana, captioned Poolsiri Edessess vs. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Avidyne Corporation. The Company has tendered the indemnity and defense of these matters to Cirrus pursuant to an agreement between the Company and Cirrus. The Company believes that it has strong defenses to these actions.
J. Dividend Payment
The Board of Directors may declare a special dividend. No dividend was declared or paid in the periods presented.
K. Acquisition
As noted above the Company acquired through its majority owned subsidiary, Advanced Tactical Fabrication Inc., or ATF, substantially all of the assets of Head Lites Corporation, or HLC, a Minnesota corporation which manufactures high visibility personal safety products. The Company made this acquisition to diversify its product offerings. According to the purchase agreement the Company has the right to offset the purchase price for unsaleable inventory, uncollectible accounts receivable, and if trade payable were underrepresented in the agreement. If the right to offset is invoked, the purchase accounting for transaction will be adjusted. The following unaudited pro forma consolidated condensed financial results of operations for the fiscal year 2007, and the three months ending June 30, 2008 are presented as if the acquisitions had been completed at the beginning of each period presented.

		Nine Months
	Year ended	Ended
	September 30, 2007	June 30, 2008
Pro forma revenues	$11,860,000	$10,925,000
Pro forma net (loss)	(20,666,000)	(512,000)
Pro forma basic earnings per share	(.20)	(.05)
Pro forma diluted earnings per shares	$(.20)	$(.05)

L. Subsequent Events
On July 18, 2008, the Company and HLC entered into a letter agreement relating to certain purchase price adjustments set forth in the November 16, 2007 Asset Purchase Agreement entered into between the parties. Under the terms of Asset Purchase Agreement, ATF was permitted to offset certain deficits in inventory, accounts receivable and accounts payable received from HLC against certain earn-out payment obligations of ATF and toward redemption of certain escrowed shares of ATF common stock held by HLC. In lieu of these negotiated adjustments, the letter agreement provided for (i) the redemption by ATF of 100 shares of ATF common stock held by HLC, such shares comprising 100% of HLC’s interest in ATF and resulting in ATF becoming a wholly owned subsidiary of the Company and (ii) the cancellation of earn-out payment obligations of ATF.
On August 1, 2008, the Company entered into a Forbearance Agreement with Anchor Bank Saint Paul, N.A. with respect to a Loan Agreement dated August 15, 2007 by and between the parties and a related Promissory Note dated August 15, 2007 in the original principal amount of $820,000 (the “Loan”). Pursuant to the Forbearance Agreement, Anchor Bank agreed to extend the maturity date of the Loan from April 30, 2008 to September 1, 2008 and to forbear from calling or taking any other action on the Loan based on the Company’s failure to pay the Loan by the original maturity date. In consideration thereof, the Company paid accrued interest to August 1, 2008 in the amount of $31,306 and agreed to increase the interest rate applicable to the Loan from 7.75% to 8.5%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
The following discussion and analysis should be read in conjunction with our selected consolidated financial data and our consolidated condensed financial statements and notes appearing elsewhere in this report.
Results of Operations:
Sales
Total BRS aviation sales increased $212,271, or 8.1%, from $2,606,081 for the three months ended June 30, 2007 to $2,818,352 for the three months ended June 30, 2008. Additionally, sales for Advanced Tactical Fabrication, which was acquired November 16, 2007, contributed $401,611 in sales for the period bringing the total company sales to $3,219,963, or a 23.6% increase over the same period in fiscal year 2007. On a year to date basis, total Company sales increased $1,234,847, or 17.9%, from $6,900,215 for the nine months ended June 30, 2007 to $8,135,062 for the nine months ended June 30, 2008; ATF accounted for $804,772 of sales increase in fiscal 2008.
Sales from the Company’s general aviation products, which consist primarily of sales to Cirrus, decreased $45,212, or -2.4% for the third quarter and increased $126,482, or 2.4% for the nine months ended June 30, 2008. Sales from the Company’s general aviation products, which includes Cirrus, accounted for 65.2% and 73.1% of total revenue for the three and nine months ended June 30, 2008, compared to 73.3% and 75.8% for the three and nine months ended June 30, 2007. Sales from the Company’s recreational and LSA products increased $339,069, or 54.6%, for the third quarter and increased $334,735, or 22.1% year to date. LSA and recreational sales accounted for 25.2% of the Company’s revenues for first three quarters of fiscal year 2008 versus 21.9% of the Company’s revenues for the first three quarters of the prior fiscal year. Sport unit sales were strong with 221 units sold in the first nine months of fiscal 2008 versus 186 for the same period in fiscal 2007. There were 13 Cessna unit sales in the first nine months of fiscal 2008 versus 3 for the same period in fiscal 2007. Other revenue, which consists of repairs, repacks, and shipping and packing charges, decreased by $(35,233), or -22.6%, from $156,100 for the nine months ended June 30, 2007 to $120,867 for the nine months ended June 30, 2008.
Sales of the Company’s general aviation products consist largely of sales to Cirrus where the Company’s products are standard equipment on the Cirrus SRV, SR20 and SR22 model aircraft. Cirrus accounted for 63.2% and 75.1% of total sales for the nine months ended June 30, 2008 and 2007, respectively. The Company delivered 523 and 504 units to Cirrus in the first three quarters of fiscal years 2008 and 2007, respectively. The Company believes that Cirrus has a backlog of aircraft orders, all of which are required to include the Company’s parachute systems. The Company understands that Cirrus expects to be able to fill the backlog of firm aircraft orders during the next 12 months. The Company is forecasting flat growth in its general aviation revenues in 2008. No assurance can be given that general aviation revenues will remain as anticipated. Until the Company becomes diversified in general aviation, future production volumes for the Company’s parachute systems will be dictated by ultimate market demands for Cirrus’ products. Accordingly, the Company is, and will likely be, dependent on Cirrus for a material portion of its revenues in fiscal year 2008. Any negative impact on Cirrus’ sales would have a significant negative impact on the Company’s revenues.
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
Gross Operating Margin
Gross operating margin as a percentage of revenues was 13.2% for the third quarter of fiscal year 2008 compared to 22.3% for the comparative quarter of fiscal year 2007. For the nine months ended June 30, 2008 and 2007 the gross margin was 22.3% and 24.8%, respectively. The Company has invested in the North Carolina manufacturing facility and its staff throughout the year and these costs have not been offset by significant revenues. The Company’s objective is to maintain or improve overall gross margins in the future. The Company continues to fully absorb the normal operational costs for the Mexican manufacturing facility as a cost of goods sold into inventory. We also had a significant increase from our primary Cirrus canopy vendor that negatively impacted the margin. We also leased new equipment for the start-up operation in North Carolina which will begin to produce sales in the third quarter of fiscal 2008.

Selling, General and Administrative
Selling, general and administrative (SG & A) costs as a percentage of sales were 11.0% or $353,000 for the third quarter of fiscal year 2008 as compared to 28.0%, or $730,000, for the third quarter of fiscal year 2007. This was inclusive of $79,108 of general and administrative start-up costs for our North Carolina production facility. During the third quarter, the Company has reduced its spending in salaries and wages as well as other outside costs, compared with the same period in 2007.
On a year to date basis SG & A expense increased $37,000 or 1.9% from $1,966,000 to $2,003,000. This increase was due to higher general and administrative expense in the first two quarters which was caused by higher than normal accounting and audit expense due to a restatement of fiscal 2007 and the departure of our CFO. Additionally, the Company has additional SG & A headcount as a result of the ATF acquisition.
Research and Development
Research and development (R&D) costs were 6.1% of sales ($194,000), and 6.5% of sales($170,000) for the third quarter of fiscal years 2008 and 2007, respectively. On a year to date basis, R & D increased $169,000 from $402,000 to $571,000. This increase is due to a headcount increase. Increases in engineering expenditures are planned for the future in the areas of new product development and in the expansion of currently developed products for additional applications, primarily the new increased capacity 3000 series system and the 5000 series system aimed at the single engine jet market.
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
Net (Loss) and (Loss) per Share
Income (loss) before income taxes as a percentage of revenues was (6.4%) and (12.1%) for the third quarter of fiscal years 2008 and 2007, respectively. On a fully diluted basis, after-tax net (loss) of $(132,089) for the third quarter of fiscal year 2008 was $(0.01) per share, as compared to net (loss) of $(275,864), which was $(0.03) per share.
For all periods presented diluted loss per share is the same as basic loss per share as any options or warrants were antidilutive. For the nine months ended June 30, 2008 and 2007, the Company incurred a net (loss) of $(528,000) and $(617,000), respectively. Basic and fully diluted (loss) per share were $(.04) and $(.06) for the nine months ended June 30, 2008 and 2007, respectively.
Liquidity and Capital Resources:
We incurred a significant loss before income tax benefit of approximately $1.8 million for the year ended September 30, 2007, and $826,000 for the nine months ended June 30, 2008. In addition, we acquired substantially all of the assets of Head Lites Corporation on November 16, 2007 for $648,000 in cash, made a deposit of approximately $196,000 on October 19, 2007 related to our new lease in Minnesota (see Note 13 to our financial statements found in the Annual Report) and continued to incur excessive production variances from our Mexico plant through December 2007. As of March 3, 2008, we had borrowed the maximum of $820,000 on our line of credit (see Note 13 to our financial statements found in the Annual Report). Management anticipates the impact of the actions listed below will generate sufficient cash flows to pay current liabilities, operating lease obligations and cash necessary to support operations:
•	Reduction of operating expenses by reductions in personnel made principally at our Mexico plant since year-end

•	Renew our line of credit — bank agreement (see Note 7 to our financial statements found in the Annual Report) which expires on September 1, 2008 and/or explore other financing alternatives including possible long-term debt financing

•	If necessary, reduce research and development expenses

•	Other alternatives as deemed necessary
We believe that we will have sufficient cash flows to meet short-term obligations, working capital, and operating requirements for at least the next twelve months.
On August 15, 2007, we entered into a loan agreement with Anchor Bank Saint Paul, N.A., pursuant to which we obtained a line of credit in the aggregate principal amount of up to $820,000, subject to certain limitations. In connection with the loan agreement, we issued Anchor Bank a promissory note in the aggregate principal amount of up to $820,000. The note bears a variable interest at a rate equal to the prime rate, and requires us to make monthly interest-only payments on the outstanding balance, with a balloon payment of outstanding principal and interest on April 30, 2008. Our obligations under the note are secured by all of our business assets. The proceeds of the loan are to be used for general working capital. We entered into a forbearance agreement with Anchor Bank on August 1, 2008 which provides the Bank will extend the maturity date until September 1, 2008. We will pursue other financing options to replace the line of credit and provide additional liquidity.

In August 2008, we moved into a new facility in South St. Paul and will incur some expense to make the facility fully operational.
Effective October 2007, we have secured our own product liability insurance for all products world-wide, which includes fielded products. However, a significant judgment against us in our existing litigation could nonetheless have a material impact. The result of obtaining our own policy has lowered our insurance expense by $36,000 during the period as the Company eliminated the discount provided to Cirrus for liability coverage.
In addition to the requirements under the Sarbanes-Oxley Act, we will require increased expenditures as we implement expanded compliance infrastructure and oversight.
Off-Balance Sheet Arrangements
During the quarter ended June 30, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This statement establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements required by existing accounting pronouncements and does not require any new fair value measurements. SFAS No. 157 is effective for the Company in fiscal 2009. FASB Staff Position No. FAS 157-2 provides a deferral of SFAS No. 157 provisions for non-financial assets and liabilities until fiscal 2010. The Company has not determined the impact, if any, the adoption of this statement will have on its consolidated financial statements.
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
ITEM 3A(T). CONTROLS AND PROCEDURES
As of June 30, 2008, the Company carried out an evaluation, with the participation of our Chief Executive Officer and Acting Principal Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Acting Principal Accounting Officer at the time concluded that our disclosure internal controls and procedures over financial reporting continue to contain a material weakness as noted in our Annual Report filed March 6, 2008. While the material weakness relating to costing of inventory and related monitoring of inventory controls related to the Mexico operation has been addressed, the Company continues to have material weaknesses related to timely financial reporting, including periodic reconciliation procedures, and controls over cash disbursements resulting from inadequate segregation of duties, and the lack of certain controls in the process.
The Company has however taken actions and made plans to address these weaknesses by:
•	Contracting with a supplier to replace our ERP system with one which is more robust and contains stronger control capabilities.

•	Issuing accounting policies to communicate financial reporting standards and goals.

•	Enhancing closing procedure to help in a systematic and orderly close process.

•	Enhancing its record retention strengthening documentation of accounting activity.

•	Continuing development of accounting staff.

•	Beginning documentation of the overall control environment.
The Company will continue these efforts with a goal removing all material weaknesses.

Part II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company has been named as a defendant in actions arising from the crash of a Cirrus SR-22 in Marion County, Indiana on August 28, 2006. The actions are: a) the Marion County Superior Court, County of Marion, State of Indiana, captioned Janet P. Adams vs. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., Avidyne Corporation, and Poolsiri Edesess, Personal Representative of the Estate of Dr. Robert Edessess; b) the United States District Court for the Southern District of Indiana, captioned Jeremy Edessess vs. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Avidyne Corporation and c) the United States District Court for the Southern District of Indiana, captioned Poolsiri Edessess vs. Cirrus Design Corporation, Ballistic Recovery Systems, Inc., and Avidyne Corporation. The Company has tendered the indemnity and defense of these matters to Cirrus pursuant to an agreement between the Company and Cirrus. The Company believes that it has strong defenses to these actions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
On August 15, 2007, the Company entered into a line-of-credit with Anchor Bank Saint Paul, N.A. (“Anchor Bank”) for up to $820,000 subject to a borrowing base requirement. Pursuant to the line-of-credit, the Company entered into a Loan Agreement with Anchor Bank and issued a related promissory note to Anchor Bank in the original face amount of $820,000. The line-of-credit had a maturity date of April 30, 2008. On August 1, 2008, the Company had an outstanding balance of $817,536.38, inclusive of accrued interest of $31,306.10. On August 1, 2008 the Company entered into a forbearance agreement, which provided for an extension of the maturity date to September 30, 2008 and that the bank would not take any legal action against the Company based on such default before September 30, 2008. In consideration thereof, the Company paid accrued interest to August 1, 2008 in the amount of $31,306.10 and agreed to increase the interest rate applicable to the outstanding balance from 7.75% to 8.5%.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Shareholders’ Meeting was held on April 25, 2008. The proposals voted upon by the shareholders were (i) the decrease in the size of the Board of Directors from seven to five and (ii) the election of five directors to serve on the Board of Directors. The total number of shares voted was 8,485,906, or 75.1% of the eligible shares, and the results were as follows:

		Withheld/
	For	Against	Total
1. Decrease in Size of Board of Directors	8,141,669	344,237	8,485,906

2. Election of Directors

Director
Adams, Thomas H.	8,354,852	131,054	8,485,906
Brandt, Darrel D.	8,303,602	182,304	8,485,906
Caralt, Fernando	8,354,852	131,054	8,485,906
Popov, Boris	8,264,465	221,441	8,485,906
Williams, Larry E.	8,318,672	167,234	8,485,906
ITEM 6. EXHIBITS
Exhibits
The following documents are included or referenced in this report.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Acting Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Acting Principal Financial Officer.

Signatures
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	By:	/s/ Larry E. Williams
Larry E. Williams
Principal Executive Officer and Acting Principal Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Acting Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Acting Principal Financial Officer.